Form 10-Q
period 2021-03-31
Evo Acquisition Corp
filed 2021-05-24
CIK 1834342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-40029

Evo Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4030703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Stateline Road Crystal Bay, Nevada 89402
(Address of Principal Executive Offices, including zip code)

(775) 624-9360
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	EVOJU	The NASDAQ Stock Market LLC
Class A Common Stock, par value $0.0001 per share	EVOJ	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	EVOJW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 24, 2021, there were 12,500,500 shares of Class A common stock, par value $0.0001 per share, and 3,125,125 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EVO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1.	Financial Statements

EVO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$1,096,836	$59,900
Total Current Assets	1,096,836	59,900
Marketable securities held in trust account	125,013,595	-
Deferred offering costs	-	82,100
Total Assets	$126,110,431	$142,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$49,771	$1,211
Promissory note – related party	-	100,000
Accrued offering costs	200,000	37,000
Total Current Liabilities	249,771	138,211
Deferred underwriting fee	4,375,175	-
Public Warrants derivative liability	10,391,048	-
Private Placement Warrants derivative liability	7,588,584	-
Total Liabilities	$22,604,578	$138,211

Commitments and Contingencies
Class A common stock subject to possible redemption, 12,500,500 shares at redemption value at March 31, 2021 and zero shares at December 31, 2020, respectively	$125,013,595	$-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized: 3,125,125 shares issued and outstanding at March 31, 2021 and December 31, 2020	313	313
Additional paid-in capital	-	24,687
Accumulated deficit	(21,508,055)	(21,211)
Total Stockholders’ Equity (Deficit)	$(21,507,742)	$3,789
Total Liabilities and Stockholders’ Equity (Deficit)	$126,110,431	$142,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation costs	$351,766
Professional service fees	177,414
Change in fair value of derivative warrant liabilities	(3,354,117)
Loss from operations	$(3,883,297)

Other Income (Loss)
Offering costs associated with public warrants	$(601,984)
Interest income on marketable securities held in Trust account	8,595
Total Other Income (Loss)	$(598,389)

Net Loss	$(4,476,686)

Basic and diluted weighted average shares outstanding - Class A common stock	6,805,828
Basic and diluted net income (loss) per share of common stock – Class A common stock	$(0.45)
Basic and diluted weighted average shares outstanding - Class B common stock	3,125,125
Basic and diluted net income (loss) per share of common stock – Class B common stock	$(0.45)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance as of December 31, 2020	-	$-	3,125,125	$313	$24,687	$(21,211)	$3,789
Sale of 12,500,500 Class A common shares	12,500,500	1,250					1,250
Class A common shares subject to possible redemption	(12,500,500)	(1,250)					(1,250)
Subsequent remeasurement under ASC480-10-S99					(24,687)	(17,010,158)	(17,034,845)
Net loss						(4,476,686)	(4,476,686)
Balance as of March 31, 2021	-	$-	3,125,125	$313	$-	$(21,508,055)	$(21,507,742)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(4,476,686)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,354,117
Accretion of discount on marketable securities	(8,595)
Changes in current assets and current liabilities:
Accounts payable and other assets	293,660
Cash used in operating activities	$(837,504)

Cash Flows from Investing Activities
Acquisition of marketable securities	$(125,005,000)
Cash used in investing activities	$(125,005,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Units	$125,005,000
Proceeds from sale of Private Placement Warrants	4,250,100
Proceeds from promissory note – related party	200,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(2,275,660)
Cash provided by financing activities	$126,879,440

Change in Cash	$1,036,936
Cash – Beginning of period	59,900
Cash – End of period	$1,096,836

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$4,375,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period November 20, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,250,100 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Evo Sponsor LLC (the “Sponsor”), generating gross proceeds of $4,250,100, which is described in Note 4.

Transaction costs amounted to $7,252,819, consisting of $2,500,100 of underwriting fees, $4,375,175 of deferred underwriting fees and $377,544 of other offering costs. In addition, cash balances were held outside of the Trust Account (as defined below) and are available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $125,005,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”),which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that the interest earned on the Trust Account can be released to the Company to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) within 24 months to continue operations. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the Public Shares and Founder Shares (as defined in Note 5), voting together as a single class, are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation then in effect (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination or don’t vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from November 20, 2020 (inception) to December 31, 2020.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, may be subject to change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021. The Company may maintain cash balances in various accounts, including the Trust Account, in excess of federally insured limits.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in marketable U.S. government securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company’s deferred tax asset was fully offset by a valuation allowance.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding with income allocated pro-rata between the classes. The calculation of diluted loss per common share excludes the effect of the warrants issued in connection with the Class A shares since the Company has a net loss and the warrant shares would be antidilutive. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted loss per common share is the same as basic loss per common share.

For the three months ended March 31, 2021	Class A	Class B
Allocation of net loss including common stock subject to possible redemption	$(3,067,939)	$(1,408,747)

Weighted Average Common Stock shares outstanding	6,805,828	3,125,125
Basic and Diluted net loss per share	$(0.45)	$(0.45)

Warrants

The Company accounts for the Public Warrants (as defined below in Note 3) and Private Placement Warrants in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, under which the warrants do not meet the criteria for equity treatment. Accordingly, the warrants are recorded as derivative liabilities on the Balance Sheet and are measured at fair value at inception and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

Any compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of March 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,500 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the public warrants at issuance date was a liability of $10,375,415. At March 31, 2021, the fair value has increased to $10,391,048. The change in fair value of $15,633 is included on the Statement of Operations.

All of the 12,500,500 Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

The Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$125,005,000
Less:
Proceeds allocated to public warrants	(10,375,415)
Class A shares issuance costs	(6,650,835)
Plus:
Accretion of carrying value to redemption value	17,034,845
Contingently redeemable Class A Common Stock	$125,013,595

NOTE 4. PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,250,100 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,125,125 shares (as adjusted from 2,875,000 shares as a result of a stock dividend occurring in February 2021) of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 407,625 shares (as adjusted from 375,000 shares due to a stock dividend occurring in February 2021) that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading days period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company agreed, commencing on February 8, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On November 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2021, the note had been repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, no Working Capital Loans have been drawn.

NOTE 6. COMMITMENTS

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

Deferred Underwriter’s Fees Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $4,375,175 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 12,500,500 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 3,125,125 shares of Class B common stock issued and outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may call the warrants for redemption (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading days period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading days period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENT

The Company uses a barrier adjusted Black Scholes Option pricing model to value the Public Warrants and a Black Scholes Option pricing model to value the Private Placement Warrants. The warrants were valued at issuance and at period end, with changes in fair value recognized in the statement of operations. The key assumptions in the option pricing model utilized are assumptions related to expected volatility, expected term, risk-free interest rate and dividend yield. The expected volatility was derived from observable implied volatility on comparable ‘blank-check’ companies warrants and the implied volatility of certain stock indexes. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be the contractual five-year term or representative holding period. The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

The warrants were classified as Level 3 at the respective measurement dates.

The key inputs into the option pricing models for the Public Warrants and the Private Warrants were as follows as of March 31, 2021:

March 31, 2021
Implied Volatility	29.0%
Risk-free interest rate	1.38%
Warrant exercise price	$11.50
Expected term Years	5.0
Dividend Yield	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants		Public Warrants		Total Warrant Liabilities
As of December 31, 2020	$	─	$	─	$	─
Warrants issued		4,250,100		10,375,415		14,625,515
Change in fair value from inception		3,338,484		15,633		3,354,117
Fair value at March 31, 2021		$7,588,584		$10,391,048		$17,979,632

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There were no assets or liabilities carried at fair value as of December 31, 2020.

March 31, 2021	Total	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,013,595		$125,013,595	$	─	$	─
	$125,013,595		$125,013,595	$	─	$	─

Liabilities:
Public Warrants	$10,391,048	$	─	$	─		$10,391,048
Private Placement Warrants	7,588,584		─		─		7,588,584
	$17,979,632	$	─	$	─		$17,979,632

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to Evo Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Initial Public Offering and in our other “SEC” filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a Business Combination.

We intend to effectuate a Business Combination using cash from the proceeds of our “Initial Public Offering” that closed on February 11, 2021 (the “Closing Date”) and the placement of “the Private Placement Warrants” that closed on the Closing Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At March 31, 2021, we had current assets of $1,096,836 and current liabilities of $249,771. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with operating businesses, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the three months ended March 31, 2021, we had a net loss of $4,476,686, of which $3,354,117 is related to the change in the fair value of the warrant liability. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Initial Public Offering, our only source of liquidity was an initial sale of “Founder Shares” of Class B common stock, par value $0.0001 per share, to our sponsor, Evo Sponsor; LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. The Note was repaid upon the closing of the Initial Public Offering.

The registration statement relating to our Initial Public Offering was declared effective by the SEC on February 8, 2021. On February 9, 2021, the underwriters exercised their option to purchase additional units. Our Initial Public Offering of 12,500,500 units (the “Units”), including 1,630,500 Units pursuant to the underwriters’ exercise of such option, closed on February 11, 2021. Simultaneously with the closing of the Initial Public Offering, we closed the private placement of an aggregate of 4,250,100 “Private Placement Warrants”, each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds of $4,250,100. On the Closing Date, we placed $125,005,000 of proceeds (including $4,375,175 of deferred underwriting discount) from the Initial Public Offering and the Private Placement Warrants into a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

At March 31, 2021, we had cash held in a custodian account of $1,096,836 and working capital of $847,065.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 8, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the quarter ended March 31, 2021, the Company incurred expenses of $20,000 under this agreement.

The underwriters of the Initial Public Offering are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($2,500,100) was paid at the closing of the Initial Public Offering and 3.5% ($4,375,175) was deferred. The deferred underwriting discount will be paid to the underwriters upon the completion of the Business Combination.

Critical Accounting Policies/Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Income Per Common Share

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2021, we had outstanding warrants to purchase up to 10,500,350 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Redeemable Shares of Class A Common Stock

All of the 12,500,500 shares of Class A common stock sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99 (“ASC 480”), “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classifies all shares of Class A common stock as redeemable.

Warrant Liability

We account for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and Public Warrants have been estimated using Black-Scholes models.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

In light of management’s conclusion, following a review of the Private Placement Warrants and Public Warrants in connection with the SEC Staff Statement, as described in “Note 3 - Initial Public Offering of our Financial Statements, to adjust the accounting for certain complex financial instruments, specifically the Private Placement Warrants and Public Warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain complex financial instruments which we determined to be a material weakness.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the material weakness related to our accounting for certain complex financial instruments, we have engaged accounting advisors and performed a thorough review of our complex financial instruments and accounting positions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form S-1 filed with the SEC on January 20, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
[Add if required]
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Richard Chisholm
	Name:	Richard Chisholm
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Adrian Brindle
	Name:	Adrian Brindle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)