Form 10-Q
period 2021-09-30
Evo Acquisition Corp
filed 2021-11-08
CIK 1834342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 12,500,500 shares of Class A common stock, par value $0.0001 per share, and 3,125,125 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EVO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Item 1. Financial Statements

EVO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$625,137	$59,900
Prepaid Expenses	17,100	-
Total Current Assets	642,237	59,900
Marketable securities held in trust account	125,021,865	-
Deferred offering costs	-	82,100
Total Assets	$125,664,102	$142,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$61,596	$1,211
Promissory note – related party	-	100,000
Accrued offering costs	-	37,000
Total Current Liabilities	61,596	138,211
Deferred underwriting fee	4,375,175	-
Public Warrants derivative liability	3,498,890	-
Private Placement Warrants derivative liability	2,389,310	-
Total Liabilities	$10,324,971	$138,211

Commitments and Contingencies
Class A common stock subject to possible redemption, 12,500,500 shares at redemption value at September 30, 2021 and zero shares at December 31, 2020, respectively	$125,021,865	$-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized: 3,125,125 shares issued and outstanding at September 30, 2021 and December 31, 2020	313	313
Additional paid-in capital	-	24,687
Accumulated deficit	(9,683,047)	(21,211)
Total Stockholders’ Equity (Deficit)	$(9,682,734)	$3,789
Total Liabilities and Stockholders’ Equity (Deficit)	$125,664,102	$142,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Operating costs	$9,357	$14,526
Formation costs	-	351,766
Professional service fees	163,636	429,311
Decrease in the fair value of derivative warrant liabilities	670,016	8,737,315
Income from operations	$497,023	$7,941,712

Other Income (Loss)
Offering costs associated with public warrants	$-	$(601,984)
Interest income, net on marketable securities held in Trust account	9,972	16,864
Total Other Income (Loss)	$9,972	$(585,120)

Net Income	$506,995	$7,356,592

Basic and diluted weighted average shares outstanding - Class A common stock	12,500,500	10,577,346
Basic and diluted net income (loss) per share of common stock – Class A common stock	$0.03	$0.54
Basic and diluted weighted average shares outstanding - Class B common stock	3,125,125	3,125,125
Basic and diluted net income (loss) per share of common stock – Class B common stock	$0.03	$0.54

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	3,125,125	$313	$24,687	$(21,211)	$3,789
Sale of 12,500,500 Class A common shares	12,500,500	1,250					1,250
Class A common shares subject to possible redemption	(12,500,500)	(1,250)					(1,250)
Subsequent remeasurement under ASC480-10-S99					(24,687)	(17,010,158)	(17,034,845)
Net loss						(4,476,686)	(4,476,686)
Balance as of March 31, 2021	-	$-	3,125,125	$313	$-	$(21,508,055)	$(21,507,742)
Net Income						11,326,283	11,326,283
Balance as of June 30, 2021	-	$-	3,125,125	$313	$-	$(10,181,772)	$(10,181,459)
Subsequent remeasurement under ASC480-10-S99						(8,270)	(8,270)
Net Income						506,995	506,995
Balance as of September 30, 2021	-	$-	3,125,125	$313	$-	$(9,683,047)	$(9,682,734)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities
Net Income	$7,356,592
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,737,315)
Accretion of discount, net on marketable securities	(16,864)
Changes in current assets and current liabilities:
Accounts payable, accrued expenses and other assets	88,384
Cash used in operating activities	$(1,309,203)

Cash Flows from Investing Activities
Acquisition of marketable securities	$(125,005,000)
Cash used in investing activities	$(125,005,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Units	$125,005,000
Proceeds from sale of Private Placement Warrants	4,250,100
Proceeds from promissory note – related party	200,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(2,275,660)
Cash provided by financing activities	$126,879,440

Change in Cash	$565,237
Cash – Beginning of period	59,900
Cash – End of period	$625,137

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$4,375,175

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period November 20, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021. The Company may maintain cash balances in various accounts, including the Trust Account, in excess of federally insured limits.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in marketable U.S. government securities. These assets are classified as trading securities carried at fair value with unrealized gains/losses included in net income.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company’s deferred tax asset was fully offset by a valuation allowance.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For the three months ended September 30, 2021	Class A	Class B
Allocation of net income including common stock subject to possible redemption	$405,596	$101,399
Weighted Average Common Stock shares outstanding	12,500,500	3,125,125
Basic and Diluted net income per share	$0.03	$0.03

For the nine months ended September 30, 2021	Class A	Class B
Allocation of net income including common stock subject to possible redemption	$5,678,773	$1,677,819
Weighted Average Common Stock shares outstanding	10,577,346	3,125,125
Basic and Diluted net income per share	$0.54	$0.54

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

Any compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of September 30, 2021, the Company determined that a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the public warrants at issuance date was a liability of $10,375,415. At September 30, 2021, the fair value has decreased to $3,498,890. The change in fair value of $6,876,525 is included on the Statement of Operations.

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

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$125,005,000
Less:
Proceeds allocated to public warrants	(10,375,415)
Class A shares issuance costs	(6,650,835)
Plus:
Accretion of carrying value to redemption value	17,043,115
Contingently redeemable Class A Common Stock	$125,021,865

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans have been drawn.

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 12,500,500 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 3,125,125 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants are classified as Level 3 at September 30, 2021.

The key inputs into the option pricing model for the Private Warrants were as follows as of September 30, 2021:

September 30, 2021
Implied Volatility	11.7%
Risk-free interest rate	0.98%
Warrant exercise price	$11.50
Expected term Years	5.0
Dividend Yield	0.0%

The following table presents the changes in the fair value of level 3 financial instruments:

	Private Placement Warrants	Public Warrants	Total Level 3 Securities
As of December 31, 2020	$-	$-	$-
Warrants issued	4,250,100	10,375,415	14,625,515
Change in fair value from inception	(1,860,790)	(6,390,259)	(8,251,049)
Transfers out of Level 3	-	(3,985,156)	(3,985,156)
Fair value at September 30, 2021	$2,389,310	$-	$2,389,310

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There were no assets or liabilities carried at fair value as of December 31, 2020.

September 30, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,021,865	$125,021,865	$-	$-
	$125,021,865	$125,021,865	$-	$-

Liabilities:
Public Warrants	$3,498,890	$3,498,890	$-	$-
Private Placement Warrants	2,389,310	-	-	2,389,310
	$5,888,200	$3,498,890	$-	$2,389,310

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

At September 30, 2021, we had current assets of $642,237 and current liabilities of $61,596. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with operating businesses, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the three months ended September 30, 2021, we had a net income of $506,995, of which $670,016 is related to the change in fair value of the warrant liability.

For the nine months ended September 30, 2021, we had a net income of $7,356,592 of which $8,737,315 is related to the change in the fair value of the warrant liability. Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

At September 30, 2021, we had cash held in a custodian account of $625,137 and working capital of $580,641.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 8, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the nine months ended September 30, 2021, the Company incurred expenses of $80,000 under this agreement.

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

As of September 30, 2021, we had outstanding warrants to purchase up to 10,500,350 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2021. During a previous period, the Chief Executive Officer and Chief Financial Officer identified a material weakness related to the accounting for certain complex financial instruments, specifically the Private Placement Warrants and Public Warrants. In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review the accounting for complex financial instruments. As a result, we believe this material weakness has been remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVO ACQUISITION CORP.

Date: November 8, 2021	By:	/s/ Richard Chisholm
	Name:	Richard Chisholm
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Adrian Brindle
	Name:	Adrian Brindle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)