Form 10-K
period 2021-12-31
Evo Acquisition Corp
filed 2022-03-28
CIK 1834342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40029

EVO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-4030703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Stateline Road Crystal Bay, Nevada	89402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 624-9360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	EVOJU	The NASDAQ Stock Market LLC
Class A common stock, par value $0.0001	EVOJ	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	EVOJW	The NASDAQ Stock Market LLC

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Stock Market was $121,254,850.

As of March 25, 2022 there were 12,500,500 shares of Class A common stock, par value $0.0001 per share and 3,125,125 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, as trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to The Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC January 20, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is to Evo Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $125,005,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Evo Acquisition Corp.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, since our initial public offering, we have primarily focused our search on companies in technology and financial sectors with an enterprise value of approximately $250 million to $750 million, although we may find a deal below or above that range, including but not limited to firms with a nexus to Japan. Our management team has had significant success sourcing, acquiring, growing and monetizing these types of companies. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the ultimate goal of pursuing attractive risk-adjusted returns for our shareholders.

Initial Public Offering

On February 11, 2021, we consummated our initial public offering of 12,500,500 units. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $125,005,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,250,100 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,250,100. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Business Strategy

Our management team is led by Michael L. Lerch (our Chairman) and Richard Chisholm (our Chief Executive Officer), who have worked together for over 15 years and hold, respectively, the Chief Investment Officer and Chief Executive Officer positions at Evolution Capital Management LLC (“ECM”), a U.S. based investment manager that is a member of the Evolution Financial Group (“Evolution”). Evolution operates an integrated group of global financial services businesses.

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

Business Combination Criteria

Our business combination criteria are not limited to a particular industry or geographic sector, however, given the experience of our management team and board, since our initial public offering, we have primarily focused our search on companies in the technology and financial sectors with an enterprise value of approximately $250 million to $750 million, although we may find a deal below or above that range, including but not limited to firms with a nexus to Japan.

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

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of Messrs. Lerch and Chisholm, and Evolution, provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. We may also have the benefit of using our sponsor as our lead financial advisor on our business combinations and other transactions. Our competitive strengths include the following:

●	Strong Management Team and Sponsorship. We are leveraging the extensive experience of our management team and Evolution’s investment team in sourcing and structuring acquisitions, financings and advisory transactions across a variety of economic cycles. We believe Evolution’s investment team’s ability to self-originate, effectively diligence, and thoughtfully structure transactions enable us to identify high quality businesses with great potential. We believe we benefit from the long tenure and experience of our management team and Evolution’s investment team’s track record in investment banking, corporate finance, and investment management.

●	Proprietary Sourcing Channels and Leading Industry Relationships. We believe the capabilities and connections associated with our management team, in combination with those of Evolution, provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. These sourcing capabilities are further bolstered by our management team and Evolution’s reputation and deep industry relationships.

●	Investing Experience. We believe our management’s deep experience investing in private and public markets, combined with the Evolution’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and to select one that will be well received by the public markets.

●	Execution and Structuring Capability. We believe that the expertise of our management team and Evolution’s resources will allow us to identify, structure and complete a business combination that will present an attractive investment thesis for the public markets. These types of transactions are typically complex and require creativity, industry knowledge, expertise, rigorous due diligence, and extensive negotiation and documentation. We believe that by focusing our investment activities on these types of transactions, we will identify investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

●	Expertise in Regulated Industries. Many of the potential acquisition targets we consider may operate within a closely regulated industry. We believe that the experience of our management team and Evolution with closely regulated financial industries is advantageous when evaluating certain acquisition targets.

●	Status as a Public Company. We believe our structure makes us an attractive business combination partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares. Once public, we believe the target business would have greater access to capital, an elevated profile among potential new customers and vendors, and additional means to attract and retain talented employees.

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

Our Business Combination Process

Members of our management team directly and indirectly own our founder shares, common stock and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 11, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

 Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of approximately $120,629,825, assuming no redemptions and after payment of $4,375,175 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Potential target companies may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders. If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 4,687,688, or 37.5%, of the 12,500,500 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We will give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 1,875,075, or 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $400,000 of proceeds held outside the trust account, immediately following our initial public offering, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 11, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by February 11, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following February 11, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

 We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 11, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, public shares and public warrants are each traded on the NASDAQ Capital Market under the symbols “EVOJU”, “EVOJ” and “EVOJW”, respectively. Our units commenced public trading on February 9, 2021, and our public shares and public warrants commenced separate public trading on April 1, 2021.

Holders

On March 25, 2022, there was one holder of record of our units, one holder of record of our shares of Class A common stock and two holder of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Evo Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that closed on February 11, 2021 (the “Closing Date”) and the sale of the private placement warrants that closed on the Closing Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At December 31, 2021, we had current assets of $411,265 and current liabilities of $84,058. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into our initial business combination with operating businesses, but we are not able to determine at this time whether we will complete our initial business combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the year ended December 31, 2021, we had net income of $7,955,328, of which $9,578,671 is related to the change in the fair value of the warrant liability. Our business activities from inception to December 31, 2021 consisted primarily of our formation and completing our initial public offering, and since our initial public offering, our activity has been limited to identifying and evaluating prospective acquisition targets for our initial business combination.

Liquidity and Capital Resources

Prior to the closing of our initial public offering, our only source of liquidity was an initial sale of founder shares, to our sponsor, Evo Sponsor LLC, a Delaware limited liability company, and the proceeds of a promissory note (the “Note”) from our sponsor, in the amount of $300,000. The Note was repaid upon the closing of the Public Offering.

The registration statement relating to our initial public offering was declared effective by the SEC on February 8, 2021. On February 9, 2021, the underwriters exercised their option to purchase additional units. Our initial public offering of 12,500,500 units, including 1,630,500 units pursuant to the underwriters’ exercise of such option, closed on February 11, 2021. Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 4,250,100 private placement warrants, each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to our sponsor, at a price of $1.00 per private placement warrant, generating proceeds of $4,250,100. On the Closing Date, we placed $125,005,000 of proceeds (including $4,375,175 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

At December 31, 2021, we had cash held in a custodian account of $402,215 and working capital of $327,207.

We intend to raise additional funds through a working capital loan from our sponsor in order to meet the expenditures required for operating our business prior to our initial business combination and to meet the costs of undertaking in-depth due diligence and negotiating our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or if we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination (including from our affiliates or affiliates of our sponsor).

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

Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 8, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay our sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of our initial business combination and the Company’s liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred expenses of $110,000 under this agreement.

The underwriters of our initial public offering are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($2,500,100) was paid at the closing of the initial public offering and 3.5% ($4,375,175) was deferred. The deferred underwriting discount will be paid to the underwriters upon the completion of our initial business combination.

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

As of December 31, 2021, we had outstanding warrants to purchase up to 10,500,350 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Redeemable Shares of Class A Common Stock

All of the 12,500,500 shares of Class A common stock sold as parts of the units in our initial public offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A (“ASC 480”), “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classifies all shares of Class A common stock as redeemable.

Warrant Liability

We account for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private placement warrants have been estimated using a Black-Scholes-Merton model and the fair value of public warrants issued in connection with our initial public offering have been measured based on the listed market price of such public warrants.

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

Reference is made to pages F-1 through F-18 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective during the year-ended December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review of accounting for complex financial instruments. As a result, we believe this material weakness has been remediated as of December 31, 2021. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the year, our internal control over financial reporting did not result in the proper classification of our warrants. Beginning with the issuance on February 11, 2021, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded, effective March 31, 2021, that our warrants should be presented as liabilities with subsequent fair value remeasurement. In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review the accounting for complex financial instruments. As a result, we believe this material weakness has been remediated.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Michael Lerch	51	Chairman
Richard Chisholm	52	Chief Executive Officer and Director
Adrian Brindle	54	Chief Financial Officer
Kazuko Miyashita	53	Director
Malcolm F. MacLean IV	52	Director
Robert J. Valentine	71	Director
Shigeo Kashiwagi	71	Director
Takahiro Fushimi	30	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 15,625,625 shares of our common stock, consisting of (i) 12,500,500 shares of our Class A common stock and (ii) 3,125,125 shares of our Class B common stock, issued and outstanding as of March 25, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Evo Sponsor LLC (2)	-	-	3,125,125	100%	20%
Michael Lerch (2)	-	-	3,125,125	100%	20%
Richard Chisholm (3)	-	-	-	-	-
Adrian Brindle (3)	-	-	-	-	-
Malcolm F. MacLean IV (3)	16,000	0.13%	-	-	.10%
Robert J. Valentine (3)	-	-	-	-	-
Kazuko Miyashita (3)	-	-	-	-	-
Takahiro Fushimi (3)	-	-	-	-	-
Shigeo Kashiwagi (3)	-	-	-	-	-
All executive officers and directors as a group (8 individuals)	16,000	0.13%	3,125,125	100%	20.1%

Saba Capital Management, L.P.(4)	701,460	5.6%			4.5%
Fort Baker Capital Management LP (5)	1,183,729	9.5%			7.6%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Evo Acquisition Corp., 10 Stateline Road Crystal Bay, Nevada 89402.

(2)	Our sponsor is the record holder of such shares. Mr. Lerch, our Chairman, is the managing member of our sponsor. Consequently, Mr. Lerch may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Mr. Lerch disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on January 13, 2022, Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein may be deemed beneficial owners of the shares listed, with shared voting and dispositive powers. The address of the principal business office of each such person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, Fort Baker Capital Management LP directly holds 1,183,729 Shares; Steven Patrick Pigott acts as Limited Partner/Chief Investment Officer for Fort Baker Capital Management LP; and Fort Baker Capital, LLC acts as General Partner for Fort Baker Capital Management LP. The address of the principal business office of each such person is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94938.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to KPMG LLP, or KPMG, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by KPMG in connection with regulatory filings. The aggregate fees billed by KPMG for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from November 20, 2020 (inception) through December 31, 2020 totaled $206,500 and $40,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay KPMG for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 or for the period from November 20, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay KPMG for tax planning and tax advice for the year ended December 31, 2021 or for the period from November 20, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay KPMG for other services for the year ended December 31, 2021 or for the period from November 20, 2020 (inception) through December 31, 2020.

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

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

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

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Evo Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evo Acquisition Corp. (the Company) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for year ended December 31, 2021 and the period from November 20, 2020 (inception) through December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from November 20, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California

March 25, 2022

EVO ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash	$402,215	$59,900
Prepaid Expenses	9,050	-
Total Current Assets	411,265	59,900
Marketable securities held in trust account	125,032,679	-
Deferred offering costs	-	82,100
Total Assets	$125,443,944	$142,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$84,058	$1,211
Promissory note – related party	-	100,000
Accrued offering costs	-	37,000
Total Current Liabilities	84,058	138,211
Deferred underwriting fee	4,375,175	-
Public Warrants derivative liability	3,000,745	-
Private Placement Warrants derivative liability	2,046,099	-
Total Liabilities	$9,506,077	$138,211

Commitments and Contingencies
Class A common stock subject to possible redemption, 12,500,500 shares at redemption value at December 31, 2021 and zero shares at December 31, 2020	$125,032,679	$-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized: 3,125,125 shares issued and outstanding at December 31, 2021 and December 31, 2020	313	313
Additional paid-in capital	-	24,687
Accumulated deficit	(9,095,125)	(21,211)
Total Stockholders’ Equity (Deficit)	$(9,094,812)	$3,789
Total Liabilities and Stockholders’ Equity	$125,443,944	$142,000

The accompanying notes are an integral part of these financial statements.

EVO ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from November 20, 2020 (Inception) Through December 31, 2020
Operating costs	$(20,565)	$(450)
Formation costs	(351,766)	(761)
Professional service fees	(676,707)	(20,000)
Decrease in the fair value of derivative warrant liabilities	9,578,671	-
Income (Loss) from operations	$8,529,633	$(21,211)

Other Income (Loss)
Offering costs associated with public warrants	$(601,984)	$-
Interest income, net on marketable securities held in Trust account	27,679	-
Total Other Income (Loss)	$(574,305)	$-

Net Income (Loss)	$7,955,328	$(21,211)

Basic and diluted weighted average shares outstanding - Class A common stock	11,062,086	-
Basic and diluted net income (loss) per share of common stock – Class A common stock	$0.56	$-
Basic and diluted weighted average shares outstanding - Class B common stock	3,125,125	3,125,125
Basic and diluted net income (loss) per share of common stock – Class B common stock	$0.56	$(0.01)

The accompanying notes are an integral part of these financial statements.

EVO ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of November 20, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,125,125	313	24,687	-	25,000
Net loss	-	-	-	-	-	(21,211)	(21,211)
Balance as of December 31, 2020	-	$-	3,125,125	$313	$24,687	$(21,211)	$3,789
Sale of 12,500,500 Class A common shares	12,500,500	1,250	-	-	-	-	1,250
Class A common shares subject to possible redemption	(12,500,500)	(1,250)	-	-	-	-	(1,250)
Subsequent remeasurement under ASC480-10-S99	-	-	-	-	(24,687)	(17,029,242)	(17,053,929)
Net Income	-	-	-	-	-	7,955,328	7,955,328
Balance as of December 31, 2021	-	$-	3,125,125	$313	$-	$(9,095,125)	$(9,094,812)

The accompanying notes are an integral part of these financial statements.

EVO ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from November 20, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities
Net Income (Loss)	$7,955,328	$(21,211)
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,578,671)	-
Accretion of discount, net on marketable securities	(27,679)	-
Changes in current assets and current liabilities:
Accounts payable, accrued expenses and other assets	73,797	1,211
Cash used in operating activities	$(1,577,225)	$(20,000)

Cash Flows from Investing Activities
Acquisition of marketable securities	$(125,005,000)	$-
Cash used in investing activities	$(125,005,000)	$-

Cash Flows from Financing Activities
Proceeds from sale of Public Units	$125,005,000	$-
Proceeds from sale of Private Placement Warrants	4,250,100	-
Proceeds from promissory note – related party	200,000	100,000
Repayment of promissory note – related party	(300,000)	-
Payment of offering costs	(2,230,560)	(20,100)
Cash provided by financing activities	$126,924,540	$79,900

Change in Cash	$342,315	$59,900
Cash – Beginning of period	59,900	-
Cash – End of period	$402,215	$59,900

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$4,375,175	$-
Deferred offering costs included in accrued offering costs	$-	$37,000
Payment of deferred offering costs paid by Sponsor in exchange for the issuance of Class B common stock	$-	$25,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period November 20, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) within 24 months of the Initial Public Offering to continue operations. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the statements new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or 2020. The Company may maintain cash balances in various accounts, including the Trust Account, in excess of federally insured limits.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in marketable U.S. government securities. These assets are classified as trading securities carried at fair value with unrealized gains/losses included in net income. No marketable securities were held as of December 31, 2020.

Deferred Offering Costs and Formation Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $377,545 were charged to shareholders’ equity upon the completion of the Initial Public Offering on February 11, 2021. As of December 31, 2021, there were no deferred offering costs recorded in the accompanying balance sheet other than the deferred underwriter’s fees, described below. As of December 31, 2020, there were $82,100 of deferred offering costs recorded in the accompanying balance sheet. Costs related to the formation of the Company have been expenses as incurred.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company’s deferred tax asset was fully offset by a valuation allowance.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 or 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For the Period from November 20, 2020 (Inception) Through December 31, 2020	Class A	Class B
Allocation of net income including common stock subject to possible redemption	$-	$(21,211)
Weighted Average Common Stock shares outstanding	-	3,125,125
Basic and Diluted net income per share	$-	$(0.01)

For the year ended December 31, 2021	Class A	Class B
Allocation of net income including common stock subject to possible redemption	$6,202,947	$1.752,381
Weighted Average Common Stock shares outstanding	11,062,086	3,125,125
Basic and Diluted net income per share	$0.56	$0.56

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

Any compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2021, the Company determined that a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the public warrants at issuance resulted in a liability of $10,375,415. At December 31, 2021, the fair value has decreased to $3,000,745. The change in fair value of $7,374,670 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

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

As of December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$125,005,000
Less:
Proceeds allocated to public warrants	(10,375,415)
Class A shares issuance costs	(6,650,835)
Plus:
Accretion of carrying value to redemption value	17,053,929
Contingently redeemable Class A Common Stock	$125,032,679

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

The Private Placement Warrants are accounted for as derivative liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the Private Placement Warrants at issuance resulted in a liability of $7,830,832. At December 31, 2021, the fair value has decreased to $2,046,099. The change in fair value of $5,784,733 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

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

Promissory Note — Related Party

On November 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of December 31, 2020, the Note payable was $100,000. As of March 31, 2021, the note had been repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, no Working Capital Loans have been drawn.

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

Deferred Underwriter’s Fees Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $4,375,175 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Because management believes it is probable that this fee will be paid, a liability has been recorded on the balance sheet in the amount of $4,375,175 as of December 31, 2021.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 12,500,500 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 3,125,125 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants are classified as Level 3 at December 31, 2021.

The key inputs into the option pricing model for the Private Warrants were as follows as of December 31, 2021:

December 30, 2021
Implied Volatility	10.2%
Risk-free interest rate	1.26%
Warrant exercise price	$11.50
Expected term Years	5.0
Dividend Yield	0.0%

The following table presents the changes in the fair value of level 3 financial instruments:

	Private Placement Warrants	Public Warrants	Total Level 3 Securities
As of December 31, 2020	$-	$-	$-
Warrants issued	4,250,100	10,375,415	14,625,515
Change in fair value from inception	(2,204,001)	(6,390,259)	(8,594,260)
Transfers out of Level 3	-	(3,985,156)	(3,985,156)
Fair value at December 31, 2021	$2,046,099	$-	$2,046,099

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There were no assets or liabilities carried at fair value as of December 31, 2020.

December 31, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,032,679	$125,032,679	$-	$-
	$125,032,679	$125,032,679	$-	$-

Liabilities:
Public Warrants	$3,000,745	$3,000,745	$-	$-
Private Placement Warrants	2,046,099	-	-	2,046,099
	$5,046,844	$3,000,745	$-	$2,046,099

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed herein.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 8, 2021 by and among the Company, B. Riley Securities, Inc., and SMBC Nikko Securities Inc. the several underwriters. (2)
3.1	Certificate of Incorporation. (1)
3.2	Amended and Restated Certificate of Incorporation. (2)
4.4	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities (3)
10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.3	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated February 8, 2021, by and among the Company and certain security holders. (2)
10.5	Administrative Support Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement (4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on January 20, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 12, 2021.

(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.

(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 2, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022	Evo Acquisition Corp.

	By:	/s/ Richard Chisholm
	Name:	Richard Chisholm
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Chisholm	Chief Executive Officer	March 28, 2022
Richard Chisholm	(Principal Executive Officer)

/s/ Adrian Brindle	Chief Financial Officer and Director	March 28, 2022
Adrian Brindle	(Principal Financial and Accounting Officer)

/s/ Michael Lerch	Chairman	March 28, 2022
Michael Lerch

/s/ Kazuko Miyashita	Director	March 28, 2022
Kazuko Miyashita

/s/ Malcolm F. MacLean IV	Director	March 28, 2022
Malcolm F. MacLean IV

/s/ Robert J. Valentine	Director	March 28, 2022
Robert J. Valentine

/s/ Shigeo Kashiwagi	Director	March 28, 2022
Shigeo Kashiwagi

/s/ Takahiro Fushimi	Director	March 28, 2022
Takahiro Fushimi