Form 10-Q
period 2022-03-31
Evo Acquisition Corp
filed 2022-05-13
CIK 1834342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	EVOJU	The NASDAQ Stock Market LLC
Class A Common Stock, par value $0.0001 per share	EVOJ	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock	EVOJW	The NASDAQ Stock Market LLC

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

As of May 13, 2022, there were 12,500,500 shares of Class A common stock, par value $0.0001 per share, and 3,125,125 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EVO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

Item 1. Financial Statements

EVO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$10,985	$402,215
Prepaid Expenses	45,625	9,050
Total Current Assets	56,610	411,265
Marketable securities held in trust account	125,043,411	125,032,679
Total Assets	$125,100,021	$125,443,944

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$137,988	$84,058
Total Current Liabilities	137,988	84,058
Deferred underwriting fee	4,375,175	4,375,175
Public Warrants derivative liability	1,062,543	3,000,745
Private Placement Warrants derivative liability	725,352	2,046,099
Total Liabilities	$6,301,058	$9,506,077

Commitments and Contingencies
Class A common stock subject to possible redemption, 12,500,500 shares at redemption value at March 31, 2022 and December 31, 2021	$125,043,411	$125,032,679

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized: 3,125,125 shares issued and outstanding at March 31, 2022 and December 31, 2021	313	313
Additional paid-in capital	-	-
Accumulated deficit	(6,244,761)	(9,095,125)
Total Stockholders’ Deficit	$(6,244,448)	$(9,094,812)
Total Liabilities and Stockholders’ Deficit	$125,100,021	$125,443,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating costs	$(299,856)	$-
Formation costs	-	(351,766)
Professional service fees	(108,729)	(177,414)
Decrease (Increase) in the fair value of derivative warrant liabilities	3,258,949	(3,354,117)
Income (Loss) from operations	$2,850,364	$(3,883,297)

Other Income (Loss)
Offering costs associated with public warrants	$-	$(601,984)
Interest income, net on marketable securities held in Trust account	10,732	8,595
Total Other Income (Loss)	$10,732	$(593,389)

Net Income (Loss)	$2,861,096	$(4,476,686)

Basic and diluted weighted average shares outstanding - Class A common stock	12,500,500	6,805,828
Basic and diluted net income (loss) per share of common stock – Class A common stock	$0.18	$(0.45)
Basic and diluted weighted average shares outstanding - Class B common stock	3,125,125	3,125,125
Basic and diluted net income (loss) per share of common stock – Class B common stock	$0.18	$(0.45)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	-	$-	3,125,125	$313	$-	$(9,095,125)	$(9,094,812)
Subsequent remeasurement under ASC480-10-S99	-	-	-	-	-	(10,732)	(10,732)
Net income	-	-	-	-	-	2,861,096	2,861,096
Balance as of March 31, 2022	-	$-	3,125,125	$313	$-	$(6,244,761)	$(6,244,448)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	3,125,125	$313	$24,687	$(21,211)	$3,789
Sale of 12,500,500 Class A common shares	12,500,500	1,250	-	-	-	-	1,250
Class A common shares subject to possible redemption	(12,500,500)	(1,250)	-	-	-	-	(1,250)
Subsequent remeasurement under ASC480-10-S99	-	-	-	-	(24,687)	(17,010,158)	(17,034,845)
Net loss	-	-	-	-	-	(4,476,686)	(4,476,686)
Balance as of March 31, 2021	-	$-	3,125,125	$313	$-	$(21,508,055)	$(21,507,742)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net Income (Loss)	$2,861,096	$(4,476,686)
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,258,949)	3,354,117
Accretion of discount, net on marketable securities	(10,732)	(8,595)
Changes in current assets and current liabilities:
Accounts payable, accrued expenses and other assets	17,355	293,660
Cash used in operating activities	$(391,230)	$(837,504)

Cash Flows from Investing Activities
Acquisition of marketable securities	$-	$(125,005,000)
Cash used in investing activities	$-	$(125,005,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Units	$-	$125,005,000
Proceeds from sale of Private Placement Warrants	-	4,250,100
Proceeds from promissory note – related party	-	200,000
Repayment of promissory note – related party	-	(300,000)
Payment of offering costs	-	(2,275,660)
Cash provided by financing activities	$-	$126,879,440

Change in Cash	$(391,230)	$1,036,936
Cash – Beginning of period	402,215	59,900
Cash – End of period	$10,985	$1,096,836

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$-	$4,375,175

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period November 20, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from January 1, 2021 to December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021. The Company may maintain cash balances in various accounts, including the Trust Account, in excess of federally insured limits.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable U.S. government securities. These assets are classified as trading securities carried at fair value with unrealized gains/losses included in net income.

Deferred Offering Costs and Formation Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $377,545 were charged to shareholders’ equity upon the completion of the Initial Public Offering on February 11, 2021. As of March 31, 2022 and December 31, 2021, there were no deferred offering costs recorded in the accompanying balance sheet other than the deferred underwriter’s fees, described below. Costs related to the formation of the Company have been expenses as incurred.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and 2021, the Company’s deferred tax asset was fully offset by a valuation allowance.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For the three months ended March 31, 2022	Class A	Class B
Allocation of net income including common stock subject to possible redemption	$2,288,877	$572,219
Weighted Average Common Stock shares outstanding	12,500,000	3,125,125
Basic and Diluted net income per share	$0.18	$0.18

For the three months ended March 31, 2021	Class A	Class B
Allocation of net loss including common stock subject to possible redemption	$(3,067,939)	$(1,408,747)
Weighted Average Common Stock shares outstanding	6,805,828	3,125,125
Basic and Diluted net income per share	$(0.45)	$(0.45)

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

Any compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of March 31, 2022, the Company determined that a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the public warrants at issuance resulted in a liability of $10,375,415. At December 31, 2021, the fair value has decreased to $3,000,745. At March 31, 2022, the fair value has decreased to $1,062,543. The change in fair value of $1,938,202 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

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

As of March 31, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$125,005,000
Less:
Proceeds allocated to public warrants	(10,375,415)
Class A shares issuance costs	(6,650,835)
Plus:
Accretion of carrying value to redemption value	17,064,661
Contingently redeemable Class A Common Stock	$125,043,411

NOTE 4. PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,250,100 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are accounted for as derivative liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the Private Placement Warrants at issuance resulted in a liability of $7,830,832. At December 31, 2021, the fair value had decreased to $2,046,099. At March 31, 2022, the fair value has decreased to $725,352. The change in fair value is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

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

Administrative Support Agreement

The Company agreed, commencing on February 8, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. These fees were suspended as of the end of February 2022.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, no Working Capital Loans have been drawn.

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

Deferred Underwriter’s Fees Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $4,375,175 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Because management believes it is probable that this fee will be paid, a liability has been recorded on the balance sheet in the amount of $4,375,175 as of March 31, 2022.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022, there were 12,500,500 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022, there were 3,125,125 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants are classified as Level 3 at March 31, 2022.

The key inputs into the option pricing model for the Private Warrants were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Implied Volatility	3.6%	10.2%
Risk-free interest rate	2.42%	1.26%
Warrant exercise price	$11.50	$11.50
Expected term Years	5.0	5.0
Dividend Yield	0.0%	0.0%

The following table presents the changes in the fair value of level 3 financial instruments:

	Private Placement Warrants	Total Level 3 Securities
As of December 31, 2021	$2,046,099	$2,046,099
Change in fair value	(1,320,747)	(1,320,747)
Fair value at March 31, 2022	$725,352	$725,352

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2022	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,043,411	$125,043,411	$-	$-
	$125,043,411	$125,043,411	$-	$-

Liabilities:
Public Warrants	$1,062,543	$1,062,543	$-	$-
Private Placement Warrants	725,352	-	-	725,352
	$1,787,895	$1,062,543	$-	$725,352

December 31, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,032,679	$125,032,679	$-	$-
	$125,032,679	$125,032,679	$-	$-

Liabilities:
Public Warrants	$3,000,745	$3,000,745	$-	$-
Private Placement Warrants	2,046,099	-	-	2,046,099
	$5,046,844	$3,000,745	$-	$2,046,099

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed herein. In April 2022, the Company drew $500,000 of Working Capital Loans as described in Note 5.

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

At March 31, 2022, we had current assets of $56,610 and current liabilities of $137,988. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with operating businesses, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the three months ended March 31, 2022, we had a net income of $2,861,096, of which $3,258,949 is related to the change in fair value of the warrant liability.

Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Initial Public Offering, our only source of liquidity was an initial sale of “Founder Shares” of Class B common stock, par value $0.0001 per share, to our sponsor, Evo Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. The Note was repaid upon the closing of the Initial Public Offering.

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

At March 31, 2022, we had cash held in a custodian account of $10,985 and working capital of ($81,378).

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

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 8, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees. These fees were suspended as of the end of February 2022. For the three months ended March 31, 2022, the Company incurred expenses of $20,000 under this agreement.

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

As of March 31, 2022, we had outstanding warrants to purchase up to 10,500,350 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2022. During a previous period, the Chief Executive Officer and Chief Financial Officer identified a material weakness related to the accounting for certain complex financial instruments, specifically the Private Placement Warrants and Public Warrants. In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review the accounting for complex financial instruments. As a result, we believe this material weakness has been remediated as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the final prospectus in connection with our initial public offering filed with the SEC on February 11, 2021.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

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

EVO ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Richard Chisholm
	Name:	Richard Chisholm
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Adrian Brindle
	Name:	Adrian Brindle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)