Form 10-Q
period 2022-06-30
Evo Acquisition Corp
filed 2022-08-11
CIK 1834342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 12,500,500 shares of Class A common stock, par value $0.0001 per share, and 3,125,125 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EVO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, as trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to The Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to shares of our Class B common stock initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Initial Public Offering” are to the initial public offering that was consummated by the Company on February 11, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement Warrants” are to the Warrants initially issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering;

●	“Public Shares” are to shares of our Class A common stock sold as part of the units in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “Public Stockholder” shall only exist with respect to such Public Shares;

●	“Public Warrants” are to our redeemable Warrants sold as part of the units in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market), to the Private Placement Warrants if held by third parties other than our Sponsor (or permitted transferees), and to any Private Placement Warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our Initial Business Combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC January 20, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

ii

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” is to Evo Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the trust account in which an amount of $125,005,000 ($10.00 per unit) from the net proceeds of the sale of the Units and Private Placement Units in the Initial Public Offering was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to our redeemable warrants, which includes the Public Warrants as well as the Private Placement Warrants to the extent they are no longer held by the initial purchasers of the Private Placement Warrants or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Evo Acquisition Corp.

iii

Item 1. Financial Statements

EVO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$312,445	$402,215
Prepaid Expenses	29,750	9,050
Total Current Assets	342,195	411,265
Marketable securities held in Trust Account	125,220,118	125,032,679
Total Assets	$125,562,313	$125,443,944

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$260,178	$84,058
Promissory note – related party	500,000	-
Total Current Liabilities	760,178	84,058
Deferred underwriting fee	4,375,175	4,375,175
Public Warrants derivative liability	437,518	3,000,745
Private Placement Warrants derivative liability	297,824	2,046,099
Total Liabilities	$5,870,695	$9,506,077

Commitments and Contingencies
Class A common stock subject to possible redemption, 12,500,500 shares at redemption value at June 30, 2022 and December 31, 2021	$125,220,118	$125,032,679

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized: 3,125,125 shares issued and outstanding at June 30, 2022 and December 31, 2021	313	313
Additional paid-in capital	-
Accumulated deficit	(5,528,813)	(9,095,125)
Total Stockholders’ Deficit	$(5,528,500)	$(9,094,812)
Total Liabilities and Stockholders’ Deficit	$125,562,313	$125,443,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating costs	$23,423	$5,169	$323,279	$5,169
Formation costs	-	-	-	351,766
Professional service fees	313,182	88,261	421,911	265,675
Decrease in the fair value of derivative warrant liabilities	1,052,553	11,421,416	4,311,502	8,067,299
Income from operations	$715,948	$11,327,986	$3,566,312	$7,444,689

Other Income (Loss)
Offering costs associated with Public Warrants	$-	$-	$-	$(601,984)
Gain (loss), net on marketable securities held in Trust Account	176,707	(1,703)	187,439	6,892
Total Other Income (Loss)	$176,707	$(1,703)	$187,439	$(595,092)

Net Income	$892,655	$11,326,283	$3,753,751	$6,849,597

Basic and diluted weighted average shares outstanding - Class A common stock	12,500,500	12,500,500	12,500,500	9,599,831
Basic and diluted net income (loss) per share of common stock – Class A common stock	$0.06	$0.72	$0.24	$0.54
Basic and diluted weighted average shares outstanding - Class B common stock	3,125,125	3,125,125	3,125,125	3,125,125
Basic and diluted net income (loss) per share of common stock – Class B common stock	$0.06	$0.72	$0.24	$0.54

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	-	$-	3,125,125	$313	$-	$(9,095,125)	$(9,094,812)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	-	(10,732)	(10,732)
Net Income	-	-	-	-	-	2,861,096	2,861,096
Balance as of March 31, 2022	-	$-	3,125,125	$313	$-	$(6,244,761)	$(6,244,448)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	-	(176,707)	(176,707)
Net Income	-	-	-	-	-	892,655	892,655
Balance as of June 30, 2022	-	$-	3,125,125	$313	$-	$(5,528,813)	$(5,528,500)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	3,125,125	$313	$24,687	$(21,211)	$3,789
Sale of 12,500,500 Class A common shares	12,500,500	1,250	-	-	-	-	1,250
Class A common shares subject to possible redemption	(12,500,500)	(1,250)	-	-	-	-	(1,250)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	(24,687)	(17,010,158)	(17,034,845)
Net loss		-	-	-	-	(4,476,686)	(4,476,686)
Balance as of March 31, 2021	-	$-	3,125,125	$313	$-	$(21,508,055)	$(21,507,742)
Net Income	-	-	-	-	-	11,326,283	11,326,283
Balance as of June 30, 2021	-	$-	3,125,125	$313	$-	$(10,181,772)	$(10,181,459)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2022	2021
Cash Flows from Operating Activities
Net Income	$3,753,751	$6,849,597
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,311,502)	(8,067,299)
Accretion of discount, net on marketable securities	(187,439)	(6,892)
Changes in current assets and current liabilities:
Accounts payable, accrued expenses and other assets	155,420	259,252
Cash used in operating activities	$(589,770)	$(965,342)

Cash Flows from Investing Activities
Acquisition of marketable securities	$-	$(125,005,000)
Cash used in investing activities	$-	$(125,005,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Units	$-	$125,005,000
Proceeds from sale of Private Placement Warrants	-	4,250,100
Proceeds from promissory note – related party	500,000	200,000
Repayment of promissory note – related party	-	(300,000)
Payment of offering costs	-	(2,275,660)
Cash provided by financing activities	$500,000	$126,879,440

Change in Cash	$(89,770)	$909,098
Cash – Beginning of period	402,215	59,900
Cash – End of period	$312,445	$968,998

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$4,375,175	$4,375,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a blank check company incorporated in Delaware on November 20, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Initial Business Combination with one or more businesses.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period November 20, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 12,500,500 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,630,500 Units, at $10.00 per Unit, generating gross proceeds of $125,005,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,250,100 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $4,250,100, which is described in Note 4.

Transaction costs amounted to $7,252,819, consisting of $2,500,100 of underwriting fees, $4,375,175 of deferred underwriting fees and $377,544 of other offering costs. Cash balances are held outside of the Trust Account (as defined below) and are available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $125,005,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that the interest earned on the Trust Account can be released to the Company to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that the Company will be able to complete an Initial Business Combination successfully. The Company must complete one or more Initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined above) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) within 24 months of the Initial Public Offering to continue operations. The Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Company’s Warrants.

The Company will proceed with an Initial Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of an Initial Business Combination and, if the Company seeks stockholder approval, a majority of the Public Shares and Founder Shares, voting together as a single class, are voted in favor of the Initial Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation then in effect (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving an Initial Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Initial Business Combination or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of an Initial Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of an Initial Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination by February 11, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until February 11, 2023 to complete an Initial Business Combination (the “Combination Window”). If the Company is unable to complete a Business Combination within the Combination Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Window.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an Initial Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021. The Company may maintain cash balances in various accounts, including the Trust Account, in excess of federally insured limits.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable U.S. government securities. These assets are classified as trading securities carried at fair value with unrealized gains/losses included in net income.

Deferred Offering Costs and Formation Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $377,545 were charged to shareholders’ equity upon the completion of the Initial Public Offering on February 11, 2021. As of June 30, 2022 and December 31, 2021, there were no deferred offering costs recorded in the accompanying balance sheet other than the deferred underwriter’s fees, described below. Costs related to the formation of the Company have been expenses as incurred.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset was fully offset by a valuation allowance.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

 Net Income Per Common Share

Net Income per common share is computed by dividing net income by the weighted average number of common shares outstanding with income allocated pro-rata between the classes. The calculation of diluted income per common share excludes the effect of the Warrants issued in connection with the Class A common stock since the warrant shares’ current market value is below exercise price and would be antidilutive. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per common share is the same as basic income per common share.

Class A	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Allocation of net income including common stock subject to possible redemption	$714,124	$9,061,026	$3,003,001	$5,167,403
Weighted Average Common Stock shares outstanding	12,500,500	12,500,500	12,500,500	9,599,831
Basic and Diluted net income per share	$0.06	$0.72	$0.24	$0.54

Class B	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Allocation of net income including common stock subject to possible redemption	$178,531	$2,265,257	$750,750	$1,682,194
Weighted Average Common Stock shares outstanding	3,125,125	3,125,125	3,125,125	3,125,125
Basic and Diluted net income per share	$0.06	$0.72	$0.24	$0.54

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” under which the Warrants do not meet the criteria for equity treatment. Accordingly, the Warrants are recorded as derivative liabilities on the Balance Sheet and are measured at fair value at inception and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the Statement of Operations in the period of change.

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

Any compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of June 30, 2022, the Company determined that an Initial Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date an Initial Business Combination is considered probable (i.e., upon consummation of an Initial Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In measuring fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,500 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one share of the Company’s Class A common stock and one-half of one redeemable Public Warrant. Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

The Public Warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the Public Warrants at issuance resulted in a liability of $10,375,415. At December 31, 2021, the fair value has decreased to $3,000,745. At June 30, 2022, the fair value has decreased to $437,518. The change in fair value of Public Warrants for the period from December 31, 2021 to June 30, 2022 of $2,563,227 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

All of the 12,500,500 Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature, which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

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

As of June 30, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$125,005,000
Less:
Proceeds allocated to Public Warrants	(10,375,415)
Class A shares issuance costs	(6,650,835)
Plus:
Accretion of carrying value to redemption value	17,241,368
Contingently redeemable Class A Common Stock	$125,220,118

NOTE 4. PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,250,100 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are accounted for as derivative liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the Private Placement Warrants at issuance resulted in a liability of $7,830,832. At December 31, 2021, the fair value had decreased to $2,046,099. At June 30, 2022, the fair value has decreased to $297,824. The change in fair value is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,125,125 Founder Shares (as adjusted from 2,875,000 shares as a result of a stock dividend occurring in February 2021) of Class B common stock. The Founder Shares included an aggregate of up to 407,625 shares (as adjusted from 375,000 shares due to a stock dividend occurring in February 2021) that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of an Initial Business Combination or (B) subsequent to an Initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading days period commencing at least 150 days after an Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company agreed, commencing on February 8, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. These fees were suspended as of February 28, 2022.

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.00 per warrant. The Warrants would be identical to the Private Placement Warrants. On April 6, 2022, the Sponsor agreed to loan the Company an aggregate of $1,500,000 to cover expenses pursuant to a promissory note (the “Note”). The Note does not bear interest and is payable upon the completion of an Initial Business Combination. As of June 30, 2022, there was $500,000 outstanding on this Note.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares, Private Placement Warrants and any Warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Deferred Underwriter’s Fees Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $4,375,175 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement. Because management believes it is probable that this fee will be paid, a liability has been recorded on the balance sheet in the amount of $4,375,175 as of June 30, 2022.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022, there were 12,500,500 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022, there were 3,125,125 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock will have the right to vote on the election of directors prior to the Initial Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an Initial Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business combination, and any private placement-equivalent Warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an Initial Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENT

The Company uses available market pricing to value the Public Warrants and a Black Scholes Option pricing model to value the Private Placement Warrants. The Warrants were valued at issuance and at period end, with changes in fair value recognized in the statement of operations. The key assumptions in the option pricing model utilized are assumptions related to expected volatility, expected term, risk-free interest rate and dividend yield. The expected volatility was derived from observable implied volatility on comparable ‘blank-check’ companies’ Warrants and the implied volatility of certain stock indexes. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the Warrants is assumed to be the contractual five-year term or representative holding period. The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

The Private Placement Warrants are classified as Level 3 at June 30, 2022.

The key inputs into the option pricing model for the Private Warrants were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Implied Volatility	1.4%	10.2%
Risk-free interest rate	3.01%	1.26%
Warrant exercise price	$11.50	$11.50
Expected term Years	5.0	5.0
Dividend Yield	0.0%	0.0%

The following table presents the changes in the fair value of level 3 financial instruments:

Private Placement Warrants
As of December 31, 2021	$2,046,099
Change in fair value	(1,748,275)
Fair value at June 30, 2022	$297,824

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2022	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,220,118	$125,220,118	$-	$-
	$125,220,118	$125,220,118	$-	$-

Liabilities:
Public Warrants	$437,518	$437,518	$-	$-
Private Placement Warrants	297,824	-	-	297,824
	$735,342	$437,518	$-	$297,824

December 31, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,032,679	$125,032,679	$-	$-
	$125,032,679	$125,032,679	$-	$-

Liabilities:
Public Warrants	$3,000,745	$3,000,745	$-	$-
Private Placement Warrants	2,046,099	-	-	2,046,099
	$5,046,844	$3,000,745	$-	$2,046,099

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

We intend to effectuate an Initial Business Combination using cash from the proceeds of our Initial Public Offering that closed on February 11, 2021 (the “Closing Date”) and the placement of “the Private Placement Warrants” that closed on the Closing Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At June 30, 2022, we had current assets of $342,195 and current liabilities of $760,178. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the three months ended June 30, 2022, we had a net income of $892,655, of which $1,052,553 is related to the change in fair value of the warrant liability. For the six months ended June 30, 2022, we had a net income of $3,753,751, of which $4,311,502 is related to the change in fair value of the warrant liabilities.

Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Initial Public Offering, our only source of liquidity was an initial sale of “Founder Shares” of Class B common stock, par value $0.0001 per share, to our Sponsor, Evo Sponsor LLC, a Delaware limited liability company, and the proceeds of a promissory note from the Sponsor, in the amount of $300,000. The note was repaid upon the closing of the Initial Public Offering.

On April 6, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses pursuant to a promissory note (the “Note”). The Note does not bear interest and is payable upon the completion of an Initial Business Combination. As of June 30, 2022, there was $500,000 outstanding on this Note.

The registration statement relating to our Initial Public Offering was declared effective by the SEC on February 8, 2021. On February 9, 2021, the underwriters exercised their option to purchase additional units. Our Initial Public Offering of 12,500,500 Units, including 1,630,500 Units pursuant to the underwriters’ exercise of such option, closed on February 11, 2021. Simultaneously with the closing of the Initial Public Offering, we closed the private placement of an aggregate of 4,250,100 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds of $4,250,100. On the Closing Date, we placed $125,005,000 of proceeds (including $4,375,175 of deferred underwriting discount) from the Initial Public Offering and the Private Placement Warrants into a U.S.-based Trust Account, with Continental Stock Transfer & Trust Company acting as trustee.

At June 30, 2022, we had cash held in a custodian account of $312,445 and working capital of ($417,983).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination apart from making additional drawdowns on the Note. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination (including from our affiliates or affiliates of our Sponsor).

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

 Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 8, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees. These fees were suspended as of the end of February 2022. For the six months ended June 30, 2022, the Company incurred expenses of $20,000 under this agreement.

The underwriters of the Initial Public Offering are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($2,500,100) was paid at the closing of the Initial Public Offering and 3.5% ($4,375,175) was deferred. The deferred underwriting discount will be paid to the underwriters upon the completion of the Initial Business Combination.

Critical Accounting Policies/Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

As of June 30, 2022, we had outstanding Warrants to purchase up to 10,500,350 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the Warrants is contingent upon the occurrence of future events. As of June 30, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Redeemable Shares of Class A Common Stock

All of the 12,500,500 shares of Class A common stock sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99 (“ASC 480”), “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classifies all shares of Class A common stock as redeemable.

Warrant Liability

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants has been estimated using a Black-Scholes model and Public Warrants have been estimated using the current market price.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022. During a previous period, the Chief Executive Officer and Chief Financial Officer identified a material weakness related to the accounting for certain complex financial instruments, specifically the Private Placement Warrants and Public Warrants. In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review the accounting for complex financial instruments. As a result, we believe this material weakness has been remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in (i) our final prospectus dated February 8, 2021 and (ii) our Form 10-Q for the Quarterly Period ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an Initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an Initial Business Combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACS. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an Initial Business Combination, and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its Initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its Business Combination within 24 months after such date. We have not entered into a definitive Business Combination agreement within 18 months after the effective date of our Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an Initial Business Combination with a U.S. target company since such Initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential Initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an Initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Initial Business Combination. CFIUS may decide to block or delay our Initial Business Combination, impose conditions to mitigate national security concerns with respect to such Initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain Initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an Initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our Initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our Public Stockholders may only receive $10.00 per share, and our Warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and private placement as described in the Registration Statement.

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

EVO ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Richard Chisholm
	Name:	Richard Chisholm
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Adrian Brindle
	Name:	Adrian Brindle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)