Form 10-Q
period 2022-09-30
Evo Acquisition Corp
filed 2022-11-14
CIK 1834342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 12,500,500 shares of Class A common stock, par value $0.0001 per share, and 3,125,125 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EVO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

ii

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

iii

Item 1. Financial Statements

EVO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$178,184	$402,215
Prepaid Expenses	14,875	9,050
Total Current Assets	193,059	411,265
Marketable securities held in Trust Account	125,801,792	125,032,679
Total Assets	$125,994,851	$125,443,944
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$334,967	$84,058
Promissory note – related party	750,000	-
Total Current Liabilities	1,084,967	84,058
Deferred underwriting fee	4,375,175	4,375,175
Public Warrants derivative liability	235,634	3,000,745
Private Placement Warrants derivative liability	160,229	2,046,099
Total Liabilities	$5,856,005	$9,506,077
Commitments and Contingencies
Class A common stock subject to possible redemption, 12,500,500 shares at redemption value at September 30, 2022 and December 31, 2021	$125,801,792	$125,032,679
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized: 3,125,125 shares issued and outstanding at September 30, 2022 and December 31, 2021	313	313
Additional paid-in capital	-	-
Accumulated deficit	(5,663,259)	(9,095,125)
Total Stockholders’ Deficit	$(5,662,946)	$(9,094,812)
Total Liabilities and Stockholders’ Deficit	$125,994,851	$125,443,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating costs	$172,930	$9,357	$496,209	$14,526
Formation costs	-	-	-	351,766
Professional service fees	300,995	163,636	722,906	429,311
Decrease in the fair value of derivative warrant liabilities	339,479	670,016	4,650,981	8,737,315
Income (Loss) from operations	$(134,446)	$497,023	$3,431,866	$7,941,712
Other Income (Loss) Offering costs associated with Public Warrants	$-	$-	$-	$(601,984)
Gain (loss), net on marketable securities held in Trust Account	581,674	9,972	769,113	16,864
Total Other Income (Loss)	$581,674	$9,972	$769,113	$(585,120)
Net Income	$447,228	$506,995	$4,200,979	$7,356,592
Basic and diluted weighted average shares outstanding - Class A common stock	12,500,500	12,500,500	12,500,500	10,577,346
Basic and diluted net income (loss) per share of common stock – Class A common stock	$0.03	$0.03	$0.27	$0.54
Basic and diluted weighted average shares outstanding - Class B common stock	3,125,125	3,125,125	3,125,125	3,125,125
Basic and diluted net income (loss) per share of common stock – Class B common stock	$0.03	$0.03	$0.27	$0.54

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	-	$-	3,125,125	$313	$-	$(9,095,125)	$(9,094,812)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	-	(10,732)	(10,732)
Net Income	-	-	-	-	-	2,861,096	2,861,096
Balance as of March 31, 2022	-	$-	3,125,125	$313	$-	$(6,244,761)	$(6,244,448)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	-	(176,707)	(176,707)
Net Income	-	-	-	-	-	892,655	892,655
Balance as of June 30, 2022	-	$-	3,125,125	$313	$-	$(5,528,813)	$(5,528,500)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	-	(581,674)	(581,674)
Net Income	-	-	-	-	-	447,228	447,228
Balance as of September 30, 2022	-	$-	3,125,125	$313	$-	$(5,663,259)	$(5,662,946)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	3,125,125	$313	$24,687	$(21,211)	$3,789
Sale of 12,500,500 Class A common shares	12,500,500	1,250	-	-	-	-	1,250
Class A common shares subject to possible redemption	(12,500,500)	(1,250)	-	-	-	-	(1,250)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	(24,687)	(17,010,158)	(17,034,845)
Net loss		-	-	-	-	(4,476,686)	(4,476,686)
Balance as of March 31, 2021	-	$-	3,125,125	$313	$-	$(21,508,055)	$(21,507,742)
Net Income	-	-	-	-	-	11,326,283	11,326,283
Balance as of June 30, 2021	-	$-	3,125,125	$313	$-	$(10,181,772)	$(10,181,459)
Subsequent remeasurement under ASC 480-10-S99	-	-	-	-	-	8,270	8,270
Net Income	-	-	-	-	-	506,995	506,995
Balance as of September 30, 2021	-	$-	3,125,125	$313	$-	$(9,683,047)	$(9,682,734)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2022	2021
Cash Flows from Operating Activities
Net Income	$4,200,979	$7,356,592
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,650,981)	(8,737,315)
Accretion of discount, net on marketable securities	(769,113)	(16,864)
Changes in current assets and current liabilities:
Accounts payable, accrued expenses and other assets	245,084	88,384
Cash used in operating activities	$(974,031)	$(1,309,203)
Cash Flows from Investing Activities
Acquisition of marketable securities	$-	$(125,005,000)
Cash used in investing activities	$-	$(125,005,000)
Cash Flows from Financing Activities
Proceeds from sale of Public Units	$-	$125,005,000
Proceeds from sale of Private Placement Warrants	-	4,250,100
Proceeds from promissory note – related party	750,000	200,000
Repayment of promissory note – related party	-	(300,000)
Payment of offering costs	-	(2,275,660)
Cash provided by financing activities	$750,000	$126,879,440
Change in Cash	$(224,031)	$565,237
Cash – Beginning of period	402,215	59,900
Cash – End of period	$178,184	$625,137
Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$-	$4,375,175

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period November 20, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that the Company will be able to complete an Initial Business Combination successfully. The Company must complete one or more Initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined above) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) within 24 months of the Initial Public Offering to continue operations. The Company will only complete an Initial Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of an Initial Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination by February 11, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre- Initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021. The Company may maintain cash balances in various accounts, including the Trust Account, in excess of federally insured limits.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable U.S. government securities. These assets are classified as trading securities carried at fair value with unrealized gains/losses included in net income.

Deferred Offering Costs and Formation Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $377,545 were charged to shareholders’ equity upon the completion of the Initial Public Offering on February 11, 2021. As of September 30, 2022 and December 31, 2021, there were no deferred offering costs recorded in the accompanying balance sheet other than the deferred underwriter’s fees, described below. Costs related to the formation of the Company have been expenses as incurred.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset was fully offset by a valuation allowance.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

	For the three months ended September 30,		For the nine months ended September 30,
Class A	2022	2021	2022	2021
Allocation of net income including common stock subject to possible redemption	$357,782	$405,596	$3,360,783	$5,678,773
Weighted Average Common Stock shares outstanding	12,500,500	12,500,500	12,500,500	10,577,346
Basic and Diluted net income per share	$0.03	$0.03	$0.27	$0.54

	For the three months ended September 30,		For the nine months ended September 30,
Class B	2022	2021	2022	2021
Allocation of net income including common stock subject to possible redemption	$89,446	$101,399	$840,196	$1,677,819
Weighted Average Common Stock shares outstanding	3,125,125	3,125,125	3,125,125	3,125,125
Basic and Diluted net income per share	$0.03	$0.03	$0.27	$0.54

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

Any compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of September 30, 2022, the Company determined that an Initial Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date an Initial Business Combination is considered probable (i.e., upon consummation of an Initial Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Public Warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the Public Warrants at issuance resulted in a liability of $10,375,415. At December 31, 2021, the fair value has decreased to $3,000,745. At September 30, 2022, the fair value has decreased to $235,634. The change in fair value of Public Warrants for the period from December 31, 2021 to September 30, 2022 of $2,765,111 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

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

As of September 30, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$125,005,000
Less:
Proceeds allocated to Public Warrants	(10,375,415)
Class A shares issuance costs	(6,650,835)
Plus:
Accretion of carrying value to redemption value	17,823,042
Contingently redeemable Class A Common Stock	$125,801,792

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

The Private Placement Warrants are accounted for as derivative liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the Private Placement Warrants at issuance resulted in a liability of $7,830,832. At December 31, 2021, the fair value had decreased to $2,046,099. At September 30, 2022, the fair value has decreased to $160,229. The change in fair value of Private Placement Warrants for the period from December 31, 2021 to September 30, 2022 of $1,885,870 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

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

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.00 per warrant. The Warrants would be identical to the Private Placement Warrants. On April 6, 2022, the Sponsor agreed to loan the Company an aggregate of $1,500,000 to cover expenses pursuant to a promissory note (the “Note”). The Note does not bear interest and is payable upon the completion of an Initial Business Combination. As of September 30, 2022, there was $750,000 outstanding on this Note.

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

Deferred Underwriter’s Fees Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $4,375,175 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement. Because management believes it is probable that this fee will be paid, a liability has been recorded on the balance sheet in the amount of $4,375,175 as of September 30, 2022.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022, there were 12,500,500 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022, there were 3,125,125 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants are classified as Level 3 at September 30, 2022.

The key inputs into the option pricing model for the Private Warrants were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Implied Volatility	1.0%	10.2%
Risk-free interest rate	4.06%	1.26%
Warrant exercise price	$11.50	$11.50
Expected term Years	5.0	5.0
Dividend Yield	0.0%	0.0%

The following table presents the changes in the fair value of level 3 financial instruments:

Private Placement Warrants
As of December 31, 2021	$2,046,099
Change in fair value	(1,885,870)
Fair value at September 30, 2022	$160,229

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$125,801,792	$125,801,792	$-	$-
	$125,801,792	$125,801,792	$-	$-
Liabilities:
Public Warrants	$235,634	$235,634	$-	$-
Private Placement Warrants	160,229	-	-	160,229
	$395,863	$235,634	$-	$160,229

December 31, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,032,679	$125,032,679	$-	$-
	$125,032,679	$125,032,679	$-	$-
Liabilities:
Public Warrants	$3,000,745	$3,000,745	$-	$-
Private Placement Warrants	2,046,099	-	-	2,046,099
	$5,046,844	$3,000,745	$-	$2,046,099

NOTE 9. SUBSEQUENT EVENTS

On October 18, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with 20Cube Logistics PTE. Ltd., a Singapore-based software-enabled international supply chain orchestrator. Pursuant to the Business Combination Agreement, the parent company of the combined company following the consummation of the Business Combination will be a new Singapore holding company to be called 20Cube Logistics Solutions Ltd.

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

At September 30, 2022, we had current assets of $193,059 and current liabilities of $1,084,967. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, opportunities to enter into an Initial Business Combination with operating businesses.

Proposed Business Combination

On October 18, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), with 20Cube Logistics Solutions Pte. Ltd., a Singapore exempt private company limited by shares (“Pubco”), Hollis Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub”), 20Cube Logistics Pte. Ltd., a Singapore private company limited by shares (“20Cube”), and certain holders of the Company’s outstanding shares (the “Signing Sellers”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company (the “Merger”), as a result of which, (i) the Company will become a wholly-owned subsidiary of Pubco, (ii) each issued and outstanding security of the Company immediately prior to the effective time of the Merger will no longer be outstanding and will be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security to be issued by Pubco, and (b) Pubco will (i) acquire the issued and outstanding ordinary shares of 20Cube from the Signing Sellers and each additional holder of 20Cube shares that becomes a party to the Business Combination Agreement (together with the Signing Sellers, the “Sellers”) in exchange for ordinary shares of Pubco (the “Pubco Ordinary Shares”), (ii) all outstanding in-the-money vested options exercisable for 20Cube ordinary shares will be cancelled and extinguished and automatically converted into the right to receive Pubco Ordinary Shares at the exchange ratio applicable to subsection (b)(i) of this paragraph less the exercise price for such option, and (iii) all outstanding unvested options exercisable for ordinary shares in the Company will be assumed by Pubco (the “Assumed Options”) and replaced with options exercisable for Pubco Ordinary Shares, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law (together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The security holders of 20Cube will collectively be entitled to receive an aggregate number of Pubco Ordinary Shares and Assumed Options with an aggregate value equal to Two Hundred Sixty Million U.S. Dollars ($260,000,000) (the “Exchange Consideration”), payable to each Seller in a number of Pubco Ordinary Shares equal to (a) (i) the sum of (x) the Exchange Consideration plus (y) the aggregate amount of the exercise prices for all ordinary shares of 20Cube under in-the-money vested and unvested 20Cube options (assuming no cashless exercise), divided by (ii) the total number of issued and outstanding ordinary shares of 20Cube (treating all outstanding in-the-money 20Cube options as fully vested and exercised (assuming no cashless exercise)), divided by (b) the price at which each share of Evo common stock (or after the Merger, each Pubco Ordinary Share) is redeemed or converted pursuant to the redemption of their shares in accordance with the provisions of the Company’s organizational documents.

Results of Operations

For the three months ended September 30, 2022, we had a net income of $447,228, of which $339,479 is related to the change in fair value of the warrant liability. For the nine months ended September 30, 2022, we had a net income of $4,200,979, of which $4,650,981 is related to the change in fair value of the warrant liabilities.

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

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

On April 6, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses pursuant to a promissory note (the “Note”). The Note does not bear interest and is payable upon the completion of an Initial Business Combination. As of September 30, 2022, there was $750,000 outstanding on this Note.

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

At September 30, 2022, we had cash held in a custodian account of $178,184 and working capital of ($891,908).

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 8, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees. These fees were suspended as of the end of February 2022. For the nine months ended September 30, 2022, the Company incurred expenses of $20,000 under this agreement.

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

As of September 30, 2022, we had outstanding Warrants to purchase up to 10,500,350 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the Warrants is contingent upon the occurrence of future events. As of September 30, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022. During a previous period, the Chief Executive Officer and Chief Financial Officer identified a material weakness related to the accounting for certain complex financial instruments, specifically the Private Placement Warrants and Public Warrants. In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review the accounting for complex financial instruments. As a result, we believe this material weakness has been remediated as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in (i) our final prospectus dated February 8, 2021 and (ii) our Form 10-Q for the Quarterly Periods ended March 31, 2022 and June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combinations Agreement, dated as of May 17, 2022, by and among Evo Acquisition Corp, 20Cube Logistics Solutions Pte. Ltd., Hollis Merger Sub, Inc., 20CubeLogistics Pte. Ltd. and certain holders of outstanding shares of 20Cube Logistics Pte. Ltd. ***
10.1	Form of Lock-Up Agreement***
10.2	Form of Registration Rights Agreement***
10.3	Amendment No. 1 to Warrant Agreement***
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Incorporated by reference to the File 8-K filed by the Company on October 24, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Richard Chisholm
	Name:	Richard Chisholm
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Adrian Brindle
	Name:	Adrian Brindle
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)