Form 10-K
period 2022-12-31
Evo Acquisition Corp
filed 2023-03-29
CIK 1834342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40029

EVO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-4030703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Stateline Road Crystal Bay, Nevada	89402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 624-9360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	EVOJU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	EVOJ	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment	EVOJW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Stock Market was $121,973,565.

As of March 29, 2023, there were 962,093 shares of Class A common stock, par value $0.0001 per share, and 3,125,125 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the 20Cube Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses, including 20Cube (as defined below);

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account (as defined below) balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Note” are to the promissory note dated April 6, 2022 in the aggregate of up to $1,500,000 in favor of the sponsor (as defined below);

●	“20Cube” are to 20Cube Logistics Pte. Ltd., a Singapore private company limited by shares;

●	“20Cube Business Combination” are to the Merger and the other transactions contemplated by the 20Cube Business Combination Agreement (as defined below);

●	“20Cube Business Combination Agreement” are to the Business Combination Agreement dated October 18, 2022, by and among the Company, Pubco, Merger Sub, 20Cube and the Signing Sellers;

●	“20Cube Registration Statement” are to the registration statement on Form F-4 to be filed with the SEC (as defined below) for the registration under the Securities Act of the issuance of securities of Pubco in connection with the 20Cube Business Combination;

●	“amended and restated certificate of incorporation” are to the Certificate of Amendment to our Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 23, 2022;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Company,” “our Company,” “we” or “us” are to Evo Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, as trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to The Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“ECM” are to Evolution Capital Management LLC, a U.S. based investment manager that is a member of Evolution (as defined below);

●	“Evolution” are to Evolution Financial Group, which operates an integrated group of global financial services businesses;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to each of up to six successive extensions of the deadline for completing our business combination beyond February 8, 2023, for periods of one month each (provided that any such extension may not be to a date later than August 8, 2023), as may be determined by our board, it its sole discretion and included in a public announcement;

●	“Extension Period” are to each of up to six successive Extension periods of one month each;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the registration statement on Form S-1 (SEC File No. 333-252248) filed with the SEC January 20, 2021, and declared effective on February 8, 2021, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“KPMG” are to KPMG LLP, our independent registered public accounting firm;

●	“management” or our “management team” are to our officers and directors;

●	“Merger” are to the transaction by which Merger Sub will merge with and into the Company, with the Company continuing as the surviving company;

●	“Merger Sub” are to Hollis Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“Note” are to the promissory note dated November 20, 2020 in the amount of up to $300,000 in favor of the sponsor;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants initially issued to our sponsor in the private placement;

●	“Pubco” are to 20Cube Logistics Solutions Pte. Ltd. (UEN: 202227172M), a Singapore exempt private company limited by shares;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Signing Sellers” are to certain holders of 20Cube’s outstanding shares;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Meeting” are to the special meeting of stockholders in lieu of the 2022 annual meeting of stockholders held on December 23, 2022;

●	“sponsor” is to Evo Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $125,005,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, since our initial public offering, we have primarily focused our search on companies in technology and financial sectors with an enterprise value of approximately $250 million to $750 million, although we may find a deal below or above that range, including but not limited to firms with a nexus to Japan. Our management team has had significant success sourcing, acquiring, growing and monetizing these types of companies. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the ultimate goal of pursuing attractive risk-adjusted returns for our stockholders.

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

Although our amended and restated certificate of incorporation had provided that we were required to consummate our initial business combination on or prior to February 8, 2023 (24 months after the closing of our initial public offering), in December 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to authorize our board of directors to approve up to six successive extension periods of one month each, through August 8, 2023. In February 2023, our board approved an initial extension until March 8, 2023 and further extensions of up to five additional successive one-month periods, unless our board shall otherwise determine. At the date hereof, the current extension period will terminate on April 8, 2023. If our initial business combination is not consummated by August 8, 2023 (or earlier if our board determines not to extend the monthly periods), then we will be obligated to liquidate and distribute all amounts in our trust account.

20Cube Business Combination

On October 18, 2022, the Company entered into the 20Cube Business Combination Agreement with Pubco, Merger Sub, 20Cube and the Signing Sellers. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the 20Cube Business Combination Agreement.

Pursuant to the 20Cube Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the 20Cube Business Combination Agreement (the “Closing”), (a) the Merger will be effectuated, as a result of which, (i) the Company will become a wholly-owned subsidiary of Pubco, (ii) each previously issued and outstanding security of the Company immediately prior to the Effective Time of the Merger will no longer be outstanding and will be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security to be issued by Pubco, and (b) Pubco will (i) acquire the issued and outstanding ordinary shares of 20Cube from the Signing Sellers and each additional holder of 20Cube shares that becomes a party to the 20Cube Business Combination Agreement (together with the Signing Sellers, the “Sellers”) in exchange for ordinary shares of Pubco (the “Pubco Ordinary Shares”), (ii) all outstanding in-the-money vested options exercisable for 20Cube ordinary shares will be cancelled and extinguished and automatically converted into the right to receive Pubco Ordinary Shares at the exchange ratio applicable to subsection (b)(i) of this paragraph less the exercise price for such option, and (iii) all outstanding unvested options exercisable for ordinary shares in 20Cube will be assumed by Pubco (the “Assumed Options”) and replaced with options exercisable for Pubco Ordinary Shares, all upon the terms and subject to the conditions set forth in the 20Cube Business Combination Agreement and in accordance with the provisions of applicable law (together with the Merger and the other transactions contemplated by the 20Cube Business Combination Agreement, the “Transactions”). Upon the 20Cube Business Combination, Pubco will change its form from a private company limited by shares to a company limited by shares.

The security holders of 20Cube will collectively be entitled to receive an aggregate number of Pubco Ordinary Shares and Assumed Options with an aggregate value equal to Two Hundred Sixty Million U.S. Dollars ($260,000,000) (the “Exchange Consideration”), payable to each Seller in a number of Pubco Ordinary Shares equal to (a) (i) the sum of (x) the Exchange Consideration plus (y) the aggregate amount of the exercise prices for all ordinary shares of 20Cube under in-the-money vested and unvested 20Cube options (assuming no cashless exercise), divided by (ii) the total number of issued and outstanding ordinary shares of 20Cube (treating all outstanding In-the-Money 20Cube Options as fully vested and exercised (assuming no cashless exercise)), divided by (b) the price at which each share of Company common stock (or after the Merger, each Pubco Ordinary Share) is redeemed or converted pursuant to the redemption of their shares in accordance with the provisions of the Company’s organizational documents (the “Redemption”).

Representations and Warranties

The 20Cube Business Combination Agreement contains a number of representations and warranties made by the Company, 20Cube, Pubco, and Sellers as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the 20Cube Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect, knowledge and other qualifications contained in the 20Cube Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the 20Cube Business Combination Agreement. “Material Adverse Effect” as used in the 20Cube Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise), of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the 20Cube Business Combination Agreement or other ancillary documents to which it is a party or bound or to perform its obligations thereunder, subject to certain customary exceptions.

In the 20Cube Business Combination Agreement, the Company made certain customary representations and warranties to 20Cube and Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the 20Cube Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) SEC filings, financial statements and internal controls; (7) absence of certain changes; (8) compliance with laws; (9) actions, orders and permits; (10) taxes and returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) Investment Company Act; (16) finders and brokers; (17) certain business practices; (18) insurance; (19) information supplied; (20) trust account; and (21) independent investigation.

In the 20Cube Business Combination Agreement, Pubco made certain customary representations and warranties to the Company, 20Cube and Sellers, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relating to execution and delivery of the 20Cube Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) valid issuance of the Pubco Ordinary Shares issuable as Exchange Consideration; (7) Pubco and Merger Sub business activities, assets and liabilities; (8) finders and brokers; (9) Investment Company Act; (10) information supplied; and (11) independent investigation.

In the 20Cube Business Combination Agreement, 20Cube made certain customary representations and warranties to the Company and Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relating to execution and delivery of the 20Cube Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and tax returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) top customers and suppliers; (24) certain business practices; (25) Investment Company Act; (26) finders and brokers; (27) information supplied; and (28) independent investigation. In addition, Sellers made certain customary representations and warranties to the Company and Pubco, including among others, related to the following: (1) for each Seller that is not an individual person, corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the 20Cube Business Combination Agreement and other ancillary documents; (3) ownership of the ordinary shares of 20Cube; (4) governmental approvals; (5) non-contravention; (6) litigation; (7) accredited investor status and other representations relating to Seller’s investment; (8) finders and brokers; (9) information supplied; and (10) independent investigation.

Covenants of the Parties

Each party agreed in the 20Cube Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The 20Cube Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the 20Cube Business Combination Agreement and the earlier of the Closing or the termination of the 20Cube Business Combination Agreement in accordance with its terms (the “Interim Period”), including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) the Company’s public filing obligations; (4) no solicitation of, or entering into, any alternative competing transactions; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing and obtain third party and regulatory approvals; (8) further assurances; (9) the preparation and filing with the SEC of the 20Cube Registration Statement; (10) public announcements; (11) confidentiality; (12) the post-closing board of directors and executive officers; (13) indemnification of directors and officers after the Closing; (14) use of trust proceeds after the Closing; (15) efforts to cause certain investors to purchase an aggregate of $20 million in unsecured promissory notes that will be convertible into Pubco Ordinary Shares in a private placement to be consummated simultaneously with the Closing (the “PIPE financing”) and to use commercially reasonable efforts to consummate the PIPE financing; (16) efforts to obtain an equity line of credit; (17) efforts to enter into employment agreements with persons mutually agreed to by the Company and 20Cube (the “Employment Agreements”); (18) 20Cube’s obligation to deliver historical audited financial statements for 2020 and 2021; (19) efforts to convert Pubco to a Singapore public company limited by shares. The Company also agreed to seek an extension of its deadline to consummate a business combination under its organizational documents (the “Extension”) and on December 23, 2022, at the Special Meeting, the stockholders of the Company approved an amendment to our amended and restated certificate of incorporation to provide that the date by which the Company would be required to consummate a business combination may be extended from February 8, 2023 for up to six successive periods of one month each (provided that any such extension may not be to a date later than August 8, 2023), as may be determined by our board in its sole discretion and included in a public announcement. Each party also agreed to use its commercially reasonable efforts to enter into within 10 business days after the execution of the 20Cube Business Combination Agreement, (a) a support agreement with each Signing Seller and (b) a letter agreement with the Company’s sponsor, pursuant to which (i) the sponsor will be entitled to convert certain working capital loans into new shares of Company common stock (which would convert into Pubco Ordinary Shares in the Merger) rather than warrants, (ii) any working capital loans that are not converted into Company common stock prior to the Closing would be assumed by Pubco and repaid after the Closing, (iii) the securities of Pubco issued in the Merger to the sponsor will be subject to certain lock-up terms and (iv) the sponsor will forfeit certain of its founder shares in certain circumstances.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of a number of members to be agreed upon between the Company and 20Cube, which will consist of one director appointed by the Company who qualifies as an independent director, three directors designated by 20Cube, and such additional number of independent directors as necessary to meet Nasdaq listing and other legal requirements.

The Company and Pubco also agreed to jointly prepare, with the reasonable assistance of 20Cube, and will file the 20Cube Registration Statement with the SEC for the registration under the Securities Act of the issuance of securities of Pubco in connection with the 20Cube Business Combination and containing a proxy statement/prospectus for the purpose of soliciting proxies from the stockholders of the Company for the matters relating to the 20Cube Business Combination to be acted on at the special meeting of the stockholders of the Company, including an amendment to the Company’s certificate of incorporation to eliminate the $5,000,001 net tangible asset requirement, and providing such stockholders with an opportunity to participate in the Redemption.

No Survival

The representations and warranties of the parties contained in the 20Cube Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the 20Cube Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Conditions to Closing

The obligations of the parties to consummate the 20Cube Business Combination are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the 20Cube Business Combination Agreement and the transactions contemplated thereby, and other related matters by the requisite vote of the Company’s stockholders; (ii) expiration of any waiting period under applicable antitrust laws; (iii) receipt of all specified consents required to be obtained from or made with any Governmental Authority or third party in order to consummate the 20Cube Business Combination; (iv) no law or order preventing or prohibiting the 20Cube Business Combination; (v) if the amendment to the Company’s certificate of incorporation to remove the requirement is not approved, the Company having at least $5,000,001 in net tangible assets on a consolidated basis either immediately before the Closing, after giving effect to the completion of the Redemption and any private placement financing, or upon the Closing; (vi) the election or appointment of the members of the post-Closing Pubco board of directors; (vii) the conversion of Pubco to a public company and the adoption of an amended charter in a form and substance reasonably acceptable to the Company and 20Cube; (viii) Pubco qualifying as a foreign private issuer; (ix) the effectiveness of the 20Cube Registration Statement; (x) the Pubco Ordinary Shares having been approved for listing on Nasdaq, subject to official notice of issuance; and (xi) at Closing, the Company and Pubco having an aggregate amount of cash and cash equivalents, including funds remaining in the trust account and the proceeds of any private placement financing, of no less than $45,000,000, at least $25,000,000 of which will be from funds in the trust account (after redemptions) or private placement financing that is not convertible debt or other debt.

In addition, unless waived by Pubco and 20Cube, the obligations of Pubco, 20Cube, Merger Sub and Sellers to consummate the 20Cube Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of the Company being true and correct as of the date of the 20Cube Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the 20Cube Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any Material Adverse Effect which is continuing and uncured with respect to the Company since the date of the 20Cube Business Combination Agreement; (iv) the Registration Rights Agreement, Warrant Agreement Amendment and Sponsor Letter being in full force and effect as of the Closing; and (v) both the equity line agreement and the note purchase agreement and related convertible notes shall have been executed consistent with the term sheets attached to the 20Cube Business Combination Agreement.

Unless waived by the Company, the obligations of the Company to consummate the 20Cube Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Pubco, 20Cube, Merger Sub and Sellers being true and correct as of the date of the 20Cube Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (ii) Pubco, 20Cube, Merger Sub and Sellers having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the 20Cube Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect which is continuing and uncured with respect to Pubco or 20Cube since the date of the 20Cube Business Combination Agreement; (iv) the Registration Rights Agreement, Warrant Agreement Amendment, Sponsor Letter, and Employment Agreements shall be in full force and effect as of the Closing, along with certain non-competition and lock-up agreements with each Signing Seller; and (v) the equity line agreement shall have been executed consistent with the term sheets attached to the 20Cube Business Combination Agreement; an d(vi) evidence of the repayment of certain outstanding debt of 20Cube and release of related liens and collateral.

Termination

The 20Cube Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or Evo if the Closing has not occurred on or prior to February 8, 2023 (the “Outside Date”); provided that if the Company obtains an Extension, each of Evo and the Company shall have the right to extend the Outside Date by the shorter of three additional months or the last date for the Company to consummate its Business Combination pursuant to the terms of the Extension. A party is not entitled to terminate the 20Cube Business Combination Agreement if the failure of the Closing to occur by such date was principally caused by or the result of a breach of the 20Cube Business Combination Agreement by such party.

The 20Cube Business Combination Agreement may also be terminated under certain other customary and limited circumstances prior the Closing, including, among other reasons: (i) by mutual written consent of the Company and 20Cube; (ii) by either the Company or 20Cube if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the 20Cube Business Combination, and such order or other action has become final and non-appealable; (iii) by 20Cube for the Company’s uncured breach of the 20Cube Business Combination Agreement, if the breach would result in the failure of a representation, warranty, covenant or closing condition contained in the 20Cube Business Combination Agreement; (iv) by the Company for the uncured breach of the 20Cube Business Combination Agreement by 20Cube, Pubco, Merger Sub or any Seller if the breach would result in the failure of a representation, warranty, covenant or closing condition contained in the 20Cube Business Combination Agreement; (v) by the Company if there has been a Material Adverse Effect with respect to 20Cube or Pubco since the date of the 20Cube Business Combination Agreement which is uncured and continuing; (vi) by either the Company or 20Cube if the Evo Stockholder Meeting is held and the Evo Required Stockholder Approval is not obtained; (vii) by either the Company or 20Cube if the private placement financing entered into by the Company and Pubco does not result in at least $25,000,000 in binding equity security commitments on or prior to December 31, 2022 (with such termination right expiring upon such commitments being obtained).

If the 20Cube Business Combination Agreement is terminated, all obligations of the parties under the 20Cube Business Combination Agreement (except for certain obligations related to public announcements, confidentiality, fees and expenses, trust account waiver, termination and general provisions) will terminate, and no party to the 20Cube Business Combination Agreement will have any further liability to any other party thereto except for liability for Fraud Claims or for willful breach of the 20Cube Business Combination Agreement prior to the termination. The 20Cube Business Combination Agreement does not provide for any termination fees.

Trust Account Waiver and Releases

20Cube, Pubco, Merger Sub and the Signing Sellers have agreed (and each other Seller will agree) that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public stockholders, and have agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom directly or indirectly to the Company’s stockholders).

Governing Law

The 20Cube Business Combination Agreement is governed by Delaware law. Any dispute pursuant to the 20Cube Business Combination Agreement or 20Cube Business Combination that is not initially resolved between the parties shall be heard exclusively in any state or federal court located in the State of Delaware (or in any appellate court thereof).

Related Agreements

Lock-Up Agreements

Certain of the Signing Sellers have entered into a Lock-Up Agreement with Pubco and the Company (the “Lock-Up Agreement”) with regard to the Pubco ordinary shares to be issued by Pubco to such Signing Sellers under the 20Cube Business Combination Agreement. In the Lock-Up Agreement, each Signing Seller has agreed, subject to certain exceptions noted below, that it will not, during the period commencing from the Closing and ending on the one year anniversary of the Closing (or if earlier, (i) the date after the Closing on which the last sale price of the Pubco ordinary shares on the principal securities exchange or securities market on which such security is then traded equals or exceeds $12.00 per share (as equitably adjusted) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (ii) the date on which Pubco or its stockholders consummate a third-party tender offer, stock, sale, liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in holders of at least a majority of Pubco ordinary shares having the right to exchange their equity holdings in Pubco for cash, securities or other property) (the “Lock-Up Period”): (i) lend, offer, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any such securities of Pubco, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any such securities of Pubco, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), subject to certain permitted transfers during the Lock-Up Period.

Up to 200,000, 100,000 and 600,000 of the Pubco ordinary shares to be held by Mahesh Niruttan, Anand Seetharaman and Zephyr Peacock India Fund III (“ZP”), respectively, will be exempted from the restrictions of the Lock-Up Agreement for satisfying tax obligations with respect to receipt of Pubco ordinary shares in connection with the Closing. Additionally, each of ZP, Zephyr Peacock India Fund Limited and Credence Capital Fund II (Cayman) Limited shall be released from the restrictions of the Lock-Up Agreement with respect to (i) 50% of the Pubco ordinary shares each will receive on the Closing (which number includes the shares exempted for satisfying tax obligations, as described in the foregoing sentence) on the three month anniversary of the Closing, and (ii) 100% of the Pubco ordinary shares each will receive on the Closing on the six month anniversary of the Closing, provided that any sale of such shares following such release shall be made at a minimum price as set forth in the Lock-Up Agreement.

The foregoing description of the Lock-Up Agreements is subject to and qualified in its entirety by reference to the full text of the form of the Form of Lock-Up Agreement, a copy of which is attached as Exhibit 10.7 hereto.

Amended and Restated Registration Rights Agreement

The 20Cube Business Combination Agreement provides that each of the Signing Sellers and the sponsor (the “Holders”), the Company, and Pubco will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), to be effective as of the Closing pursuant to which, among other things, Pubco will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the Holders have been granted customary demand and piggyback registration rights.

The foregoing description of the Registration Rights Agreement is subject to and qualified in its entirety by reference to the full text of the form of the Amended and Restated Registration Rights Agreement, a copy of which is attached as Exhibit 10.8 hereto.

Amendment to Warrant Agreement

On October 18, 2022, the Company and Continental entered into Amendment No. 1 to the Warrant Agreement, dated as of February 8, 2021, by and between the Company and Continental, pursuant to which the provision allowing the Company, in its sole discretion, to elect to extend the exercise period of the Company’s outstanding warrants beyond the fifth anniversary of the closing date of the Business Combination was deleted. The provision was deleted pursuant to Singapore law provisions limiting the duration of warrant exercise periods. Following the Business Combination, the outstanding warrants issued by the Company will be assumed by Pubco.

The foregoing description of the Amendment No. 1 to the Warrant Agreement is subject to and qualified in its entirety by reference to the full text of the form of the Amendment No. 1 to the Warrant Agreement, a copy of which is attached as Exhibit 4.2 hereto.

Other than as specifically discussed, this Report does not assume the closing of the 20Cube Business Combination.

Business Strategy

Our management team is led by Michael L. Lerch (our Chairman) and Richard Chisholm (our Chief Executive Officer), who have worked together for over 15 years and hold, respectively, the Chief Investment Officer and Chief Executive Officer positions at ECM.

Our business strategy has been and will continue to be to leverage the management team’s and Evolution’s investment program to identify and complete our initial business combination with a company, such as 20Cube, that has potential for value creation for stockholders. Key elements of the investment program include:

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

Significant Investing Experience. We believe the management team’s and Evolution’s extensive track record of profitable investments fits well with the goal of identifying an attractive target, such as 20Cube, for our initial business combination. We believe that our management team’s and Evolution’s patient and disciplined approach that seeks to create value through aligning stakeholders allows us to quickly effect a value-enhancing acquisition.

Management Practices. The management team and Evolution aim to promote sustainable corporate growth, increase of corporate value, and enhance earnings power and capital efficiency. The management team and Evolution align with and support the broad direction of corporate strategy of the combined business and have established an environment where appropriate risk-taking by the senior management is supported. We believe that our management emphasis on stakeholder alignment and disciplined risk taking drives stockholder value and benefits not only management but also employees, customers, business partners, creditors and the communities in which we operate.

Execution and Structuring Capability. The management team and Evolution have substantial experience in executing transactions across expansionary and recessionary market cycles utilizing a variety of transaction structures that help us to minimize risk and to position potential business combination target for success. Furthermore, the management team and Evolution have extensive experience negotiating and executing transaction documentation which are proving invaluable in consummating the initial business combination. We believe that the management team’s and Evolution’s combined expertise and reputation make us well situated to source, evaluate, structure and complete a successful initial business combination.

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

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective business combination opportunities. We have used and will continue to use these criteria and guidelines to evaluate business combination opportunities such as the 20Cube Business Combination, but we may decide to consummate our initial business combination with a target business that meets some but not all of these criteria and guidelines.

●	Strong management. We have sought companies with strong management teams already in place. We spend significant time understanding a company’s leadership and culture and align our executive team in a complimentary manner;

●	Benefit from Capital Markets. We have sought companies with a management team that has the ambition to take advantage of the improved liquidity and additional capital that can come from a successful listing in the United States. The access to the capital markets could allow the company’s business to accelerate its growth and build its capital profile;

●	Sourced Through our Proprietary Channels. We are not participating in broadly marketed processes, but rather aim to leverage our extensive network to source our business combination;

●	Favorable Industry Outlook. We have sought to identify companies with a target business where the end user markets of such target business’ products or services have a promising growth outlook;

●	Middle-Market Businesses. We have sought companies with a total enterprise value between $250 million to $750 million, although we may find a deal below or above that range. We believe there are a considerable number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to generate substantial revenue and earnings growth;

●	Defensible business niche. We have sought to identify companies that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong returns;

●	Evolution’s Ability to Add Value. We have sought companies that operate within Evolution’s or our operating partners’ areas of expertise, and for whom Evolution may provide capital structure solutions, through either capital infusions, creative and/or unique structures or recapitalizations in order to optimize the company’s balance sheet and increase equity value;

●	Performance Catalysts. We have sought to identify companies that have clearly identifiable opportunities to execute on growth initiatives following the initial business combination;

●	Lower valuation relative to publicly traded peers. We have sought companies that are valued in the private market significantly lower than their publicly traded peers. We believe that this valuation differential facilitates the initial business combination negotiation by allowing the opportunity for liquidity and multiple expansion for the targets’ current stockholders, while at the same time allowing meaningful upside for our stockholders post-business combination; and

●	Benefit from Being a Public Company. We have sought companies that can inherently benefit from a public listing in the United States. These inherent benefits include acquisition currency, greater visibility and branding among customers, enhanced access to debt and equity capital markets, and potential access to the world’s largest investors.

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

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of Messrs. Lerch and Chisholm, and Evolution, provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. We may also have the benefit of using our sponsor as our lead financial advisor on our business combinations and other transactions. Our competitive strengths include the following:

●	Strong Management Team and Sponsorship. We are leveraging the extensive experience of our management team and Evolution’s investment team in sourcing and structuring acquisitions, financings and advisory transactions across a variety of economic cycles. We believe Evolution’s investment team’s ability to self-originate, effectively diligence, and thoughtfully structure transactions enable us to identify high quality businesses with great potential. We believe we benefit from the long tenure and experience of our management team and Evolution’s investment team’s track record in investment banking, corporate finance, and investment management.

●	Proprietary Sourcing Channels and Leading Industry Relationships. We believe the capabilities and connections associated with our management team, in combination with those of Evolution, provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. These sourcing capabilities are further bolstered by our management team and Evolution’s reputation and deep industry relationships.

●	Investing Experience. We believe our management’s deep experience investing in private and public markets, combined with the Evolution’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations, such as 20Cube, and to select one that will be well received by the public markets.

●	Execution and Structuring Capability. The expertise of our management team and Evolution’s resources allow us to identify, structure and complete a business combination that will present an attractive investment thesis for the public markets. These types of transactions are typically complex and require creativity, industry knowledge, expertise, rigorous due diligence, and extensive negotiation and documentation. We believe that by focusing our investment activities on these types of transactions, we will identify investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

●	Expertise in Regulated Industries. Many of the potential acquisition targets we consider may operate within a closely regulated industry. We believe that the experience of our management team and Evolution with closely regulated financial industries is advantageous when evaluating certain acquisition targets.

●	Status as a Public Company. We believe our structure makes us an attractive business combination partner to prospective target businesses, such as 20Cube. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares. Once public, we believe the target business would have greater access to capital, an elevated profile among potential new customers and vendors, and additional means to attract and retain talented employees.

Our Acquisition, Investment and Post-Closing Process

In evaluating prospective business combinations, such as the 20Cube Business Combination, we conduct a thorough due diligence review process that encompasses, among other things: an analysis of overall industry and competitive conditions, a review of historical financial and operating data, meetings with incumbent management and employees, interaction with third-parties who are industry experts, on-site inspection of facilities and assets, discussion with customers and suppliers, legal and other reviews as we deem appropriate. We utilize the expertise of our management team and our sponsor’s and its affiliates’ resources in analyzing and evaluating operating plans, financial projections and determining the appropriate return expectations given the risk profile of the target business as well as the suitability of the target to become a public company.

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

Our Business Combination Process

Members of our management team directly and indirectly own our founder shares, common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

Our officers and directors may become an officer or director of another SPAC with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and will continue to do so until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period will vary based on the current stage of the business combination process. We believe our management team’s operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

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

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as 20Cube, will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 11, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

We had funds available for an initial business combination in the amount of approximately $5,327,678 as of December 31, 2022, assuming no redemptions in connection with the stockholder vote on the proposal to approve our initial business combination and after payment of $4,375,175 of deferred underwriting fees.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements which we may enter into following the consummation of our initial business combination or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

For more information on the 20Cube Business Combination and the equity and financing arrangements associated therewith, please see “20Cube Business Combination Agreement” above.

Sources of Target Businesses

Target business candidates, such as 20Cube, have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. These fees were suspended as of February 28, 2023. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While 20Cube is not affiliated with our sponsor, officers or directors, in the event that we do not consummate the 20Cube Business combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of 20Cube, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the 20Cube Business Combination is not consummated and we week other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the 20Cube Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

See “20Cube Business Combination Agreement” above for more information regarding the requisite approvals needed in the 20Cube Business Combination.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

See “20Cube Business Combination Agreement” above for more information regarding such purchases in the 20Cube Business Combination.

Redemption Rights for Public Stockholders in Connection with Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, such as the 20Cube Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the 20Cube Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.09 per public share as of December 31, 2022. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

See “20Cube Business Combination Agreement” above for more information on the additional agreements entered into in connection with the 20Cube Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, such as the 20Cube Business Combination, or (ii) by means of a tender offer if the 20Cube Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, because a majority of the voting power of our outstanding common stock is held by the holders of our founder shares due to the redemption of 11,538,407 public shares in connection with our Special Meeting, an initial business combination can be approved without the approval of any of the holders of our public shares. We will give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

See “20Cube Business Combination Agreement” above for more information regarding the requisite approvals needed for the 20Cube Business Combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a customary fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the 20Cube Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until August 8, 2023 as determined by the board of directors in its sole discretion and as such Extension is included in a public announcement.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Although our amended and restated certificate of incorporation had provided that we were required to consummate our initial business combination on or prior to February 8, 2023 (24 months after the closing of our initial public offering), in December 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to authorize our board of directors to approve up to six successive extension periods of one month each, through August 8, 2023. In February 2023, our board approved an initial extension until March 8, 2023 and further extensions of up to five additional successive one-month periods, unless our board shall otherwise determine. At the date hereof, the current extension period will terminate on April 8, 2023. If our initial business combination is not consummated by August 8, 2023 (or earlier if our board determines not to extend the monthly periods), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 8, 2023, subject to the ability of the board to extend such period at its discretion.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by April 8, 2023. However, if our sponsor, officers or directors acquire public shares in the future, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 8, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 8, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate the 20Cube Business Combination or any other initial business combination by the deadline set forth in our amended and restated certificate of incorporation, as amended, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $600,000 of proceeds held outside the trust account, immediately following our initial public offering, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. KPMG and the underwriters of the offering did not execute agreements with us waiving such claims to the monies held in the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 8, 2023 (subject to any further Extension as outlined above) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering (subject to any Extension as outlined above), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. In December 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to authorize our board of directors to approve up to six successive extension periods of one month each, through August 8, 2023. In February 2023, our board approved an initial extension until March 8, 2023 and further extensions of up to five additional successive one-month periods, unless the board shall otherwise. At the date hereof, the current extension period will terminate on April 8, 2023. If we are unable to complete our initial business combination by April 8, 2023 (subject to any further Extension as outlined above), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 8, 2023 (subject to any further Extension as outlined above) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 8, 2023 (subject to any further Extension as outlined above), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, as amended like all provisions of our amended and restated certificate of incorporation, as amended, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as 20Cube, we have encountered competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials, such as the 20Cube Registration Statement, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 11, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the 20Cube Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, including 20Cube, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the 20Cube Business Combination, or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	if the 20Cube Business Combination is not consummated, we intend to liquidate;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	the per-share redemption amount received by stockholders may be substantially less than $10.00;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we or a potential business combination target, or others, may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in a demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination such as the 20Cube Business Combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination such as the 20Cube Business Combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; and

●	If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We intend to file the 20Cube Registration Statement in connection with the 20Cube Business Combination, in which risks related to 20Cube, the 20Cube Business Combination and the post-combination company will be included.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022, (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 13, 2022, (iv) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 11, 2022, and (v) definitive proxy statement for the Special Meeting, filed with the SEC on December 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks relating to 20Cube and the 20Cube Business Combination, please see the 20Cube Registration Statement once filed.

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

(a) Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “EVOJU”, “EVOJ” and “EVOJW”, respectively. Our units commenced public trading on February 9, 2021, and our public shares and public warrants commenced separate public trading on April 1, 2021.

(b) Holders

On March 29, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock and two holders of record of our warrants.

(c) Dividends

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 23, 2022, we held a Special Meeting and approved, among other things, an amendment to our amended and restated certificate of incorporation to provide that the date by which the Company would be required to consummate a business combination may be extended from February 8, 2023 for up to six successive periods of one month each (provided that any such extension may not be to a date later than August 8, 2023), as may be determined by our board in its sole discretion and included in a public announcement. In connection with the Special Meeting, stockholders holding 11,538,407 public shares exercised their right to redeem their shares for a pro rata portion of the funds in our trust account. As a result, approximately $116.4 million (approximately $10.09 per public share) was removed from the trust account to pay such holders and approximately $9.7 million remained in the trust account. Following redemptions, we have 962,093 public shares outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	11,538,407	$10.09	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that closed on February 11, 2021 and the sale of the private placement warrants in the private placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. On October 18, 2022, the Company entered into the 20Cube Business Combination Agreement with Pubco, Merger Sub, 20Cube and the Signing Sellers. For more information on the 20Cube Business Combination and the equity and financing arrangements associated therewith, please see “20Cube Business Combination Agreement” above.

As of December 31, 2022, we had current assets of $607,268 and current liabilities of $1,805,935. As of December 31, 2021, we had current assets of $411,265 and current liabilities of $84,058. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.

Recent Developments

On October 18, 2022, the Company, 20Cube, Pubco, Merger Sub and the Signing Sellers entered into the 20Cube Business Combination Agreement pursuant to which (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company, as a result of which (i) the Company will become a wholly-owned subsidiary of Pubco, (ii) each issued and outstanding security of the Company immediately prior to the Effective Time of the Merger will no longer be outstanding and will be canceled, in exchange for the right of the holder thereof to receive a substantially equivalent security to be issued by Pubco, and (b) Pubco will (i) acquire the issued and outstanding ordinary shares of 20Cube from the Signing Sellers and each additional holder of 20Cube shares that becomes a party to the 20Cube Business Combination Agreement in exchange for ordinary shares of Pubco, (ii) all outstanding in-the-money vested options exercisable for 20Cube ordinary shares will be canceled and extinguished and automatically converted into the right to receive Pubco ordinary shares at the exchange ratio applicable to subsection (b)(i) of this paragraph less the exercise price for such option, and (iii) all outstanding unvested options exercisable for ordinary shares in 20Cube shall be assumed by Pubco and replaced with options exercisable for Pubco ordinary shares, all upon the terms and subject to the conditions set forth in the 20Cube Business Combination Agreement and in accordance with the provisions of applicable law.

For a full description of the 20Cube Merger Agreement and the proposed 20Cube Business Combination, please see “Item 1. Business.”

Results of Operations

For the year ended December 31, 2022, we had net income of $3,971,796 of which $4,460,924 is related to the change in the fair value of the warranty liability, $1,669,542 is related to the gain on marketable securities held in trust account, and $1,304,061 is related to the professional service fees. For the year ended December 31, 2021, we had net income of $7,955,328, of which $9,578,671 is related to the change in the fair value of the warrant liability. Our business activities from inception to December 31, 2021 consisted primarily of our formation and completing our initial public offering, and since our initial public offering, our activity has been limited to identifying and evaluating prospective acquisition targets for our initial business combination.

Liquidity and Capital Resources

Prior to the closing of our initial public offering, our only source of liquidity was an initial sale of founder shares, to our sponsor, and the proceeds of the Note. The Note was repaid upon the closing of the initial public offering.

On April 6, 2022, the sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses pursuant to the 2022 Note. The 2022 Note does not bear interest and is payable upon the completion of an Initial Business Combination. As of December 31, 2022, there was $1,000,000 outstanding on this 2022 Note.

The IPO Registration Statement was declared effective by the SEC on February 8, 2021. On February 9, 2021, the underwriters exercised their option to purchase additional units. Our initial public offering of 12,500,500 units, including 1,630,500 units pursuant to the underwriters’ exercise of such option, closed on February 11, 2021. Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 4,250,100 private placement warrants, each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to our sponsor, at a price of $1.00 per private placement warrant, generating proceeds of $4,250,100. On February 11, 2021, we placed $125,005,000 of proceeds (including $4,375,175 of deferred underwriting discount) from the initial public offering and the private placement warrants into the trust account, with Continental acting as trustee.

In connection with the Special Meeting, stockholders holding 11,538,407 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $116,366,572 (approximately $10.08 per public share) was removed from the trust account to pay such holders. At December 31, 2022 and 2021, we had cash held in a custodian account of $607,268 and $402,215, respectively, and working capital of ($1,198,667) and $327,207, respectively.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination apart from making additional drawdowns on the 2022 Note. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to completer our initial business combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination (including from our affiliates or affiliates of our sponsor).

For more information on the financing for the 20Cube Business Combination, please see “Item 1. Business.”

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

We have not entered into any off-balance sheet financing arrangements, established any SPACs, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of December 31, 2022 and 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 8, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay our sponsor a total of $10,000 per month for office space, administrative and support services. These fees were suspended as of February 28, 2022. For the year ended December 31, 2022, the Company incurred expenses of $20,000 under this agreement.

The underwriters of our initial public offering are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% (or $2,500,100) was paid at the closing of the initial public offering and 3.5% (or $4,375,175) was deferred. The deferred underwriting discount will be paid to the underwriters upon the completion of our initial business combination.

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

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of December 31, 2022 and 2021, we had outstanding warrants to purchase up to 10,500,350 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods.

Redeemable Shares of Class A Common Stock

All of the 12,500,500 shares of Class A common stock sold as parts of the units in our initial public offering contain a redemption feature. In accordance with the FASB ASC Topic 480-10-S99-3A “Distinguishing Liabilities from Equity” (“ASC 480”), “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classifies all shares of Class A common stock as redeemable.

Warrant Liability

We account for the warrants in accordance with the guidance contained in FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private placement warrants and public warrants issued in connection with our initial public offering are measured using a Black-Scholes-Merton model and listed market price of such public warrants.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Michael Lerch	52	Chairman
Richard Chisholm	53	Chief Executive Officer and Director
Adrian Brindle	55	Chief Financial Officer
Jason Sausto	48	Managing Director
Kazuko Miyashita	54	Director
Malcolm F. MacLean IV	53	Director
Robert J. Valentine	72	Director
Shigeo Kashiwagi	72	Director
Takahiro Fushimi	31	Director

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

Jason Sausto has served as our Managing Director since May, 2022. Since May 2021, Mr. Sausto has served as a Managing Director of ECM, where he leads and supports various projects related to the business. Prior to joining ECM in 2021, Mr. Sausto held distribution rights to Onkyo and Pioneer products in the Americas. Before that, from January 2008 to September 2017, he spent nearly a decade running various businesses for Onkyo Corporation, a Japanese consumer electronics manufacturer, in Asia and served on its Board of Directors. MR. Sausto holds a Bachelor of Arts degree in Media Communications from the University of Missouri, Columbia, a Master of Business Administration from INSEAD and a Master of Arts in International Relations and Affairs from Johns Hopkins University’s Paul H. Nitze School of Advanced International Studies (SAIS).

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

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Valentine and MacLean, expired at our first annual meeting of stockholders. At our Special Meeting, which was held in lieu of our first annual meeting of stockholders, Messrs. Valentine and MacLean were re-elected to serve until the annual meeting of the Company to be held in 2025 or until their successors are appointed and qualified. The term of office of the second class of directors, consisting of Ms. Miyashita, Mr. Fushimi and Mr. Kashiwagi, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Lerch and Chisholm will expire at the third annual meeting of stockholders.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by FASB, the SEC or other regulatory authorities.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics

We have filed a copy of our form of Code of Ethics, our audit committee charter, and our compensation committee charter as exhibits to the IPO Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

In January 2023, Red Dawn Capital LLC failed to timely file one Form 3.

Item 11. Executive Compensation

None of our officers has received any cash compensation for services rendered to us. We paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. These fees were suspended as of February 28, 2022. No compensation of any kind, including any finder’s fee, reimbursement or consulting fee, are paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,087,218 shares of our common stock, consisting of (i) 962,093 shares of our Class A common stock and (ii) 3,125,125 shares of our Class B common stock, issued and outstanding as of March 28, 2023. Except as otherwise required by law or the Company’s amended and restated certificate of incorporation, on all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Evo Sponsor LLC (2)	-	-	3,125,125	100%	76.5%
Michael Lerch (2)	-	-	3,125,125	100%	76.5%
Richard Chisholm (3)	-	-	-	-	-
Adrian Brindle (3)	-	-	-	-	-
Jason Sausto	-	-	-	-	-
Malcolm F. MacLean IV (3)	16,000	1.7%	-	-	0.4%
Robert J. Valentine (3)	-	-	-	-	-
Kazuko Miyashita (3)	-	-	-	-	-
Takahiro Fushimi (3)	-	-	-	-	-
Shigeo Kashiwagi (3)	-	-	-	-	-
All executive officers and directors as a group (9 individuals)	16,000	1.7%	3,125,125	100%	76.9%
Red Dawn Capital LLC (4)	500,000	51.97%	-	-	12.23%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Evo Acquisition Corp., 10 Stateline Road Crystal Bay, Nevada 89402.
(2)	Our sponsor is the record holder of such shares. Mr. Lerch, our Chairman, is the managing member of our sponsor. Consequently, Mr. Lerch may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Mr. Lerch disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13D filed with the SEC on January 18, 2023, Red Dawn Capital LLC beneficially owns 500,000 shares of Class A common stock, with sole voting and dispositive powers. The address of the principal business office of the filing person is 2122 Oxford Avenue, Austin, Texas 78704.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the 20Cube Business Combination, see “Item 1. Business.”

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

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Prior to the closing of our initial public offering, our only source of liquidity was an initial sale of founder shares, to our sponsor, and the proceeds of the Note. The Note was repaid upon the closing of the Public Offering.

On April 6, 2022, the Company issued the 2022 Note in the principal amount of up to $1,500,000 to the sponsor. The 2022 Note was issued in connection with advances the sponsor will make to the Company for working capital expenses. The 2022 Note bears no interest and is due and payable on the date on which the Company consummates its initial business combination. The principal balance may not be prepaid without the sponsor’s written consent. At the election of the sponsor, all or a portion of the unpaid principal amount of the April 6 Note may be converted into warrants at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants would be identical to the warrants issued by the Company to the sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2022 Note. As of December 31, 2022, there was $1,000,000 outstanding on the 2022 Note.

On the February 3, 2023, meeting, the board approved a one-month extension to March 8, 2023, plus up to five additional automatic one-month extensions, unless the board determines otherwise. Our board resolved to authorize an Extension of the deadline for completing our business combination to April 8, 2023.

For more information on the agreements entered into in connection with the 20Cube Business Combination, please see “Item 1. Business.”

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to KPMG for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by KPMG in connection with regulatory filings. The aggregate fees of KPMG for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and December 31, 2021 totaled approximately $109,000 and $206,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

 Audit-Related Fee

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and December 31, 2021, we did not pay KPMG any audit-related fees.

Tax Fees

The aggregate fees of KPMG for professional services rendered for tax compliance for the years ended December 31, 2022 and December 31, 2021 totaled approximately $5,900 and $5,500, respectively.

All Other Fees

We did not pay KPMG for any other services for the years ended December 31, 2022 and December 31, 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

KPMG LLP Suite 1500 550 South Hope Street Los Angeles, CA 90071-2629

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Evo Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evo Acquisition Corp. (the Company) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California

March 29, 2023

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

EVO ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$6 07,268	$4 02,215
Prepaid Expenses	-	9,050
Total Current Assets	607,268	411,265
Cash in Trust Account	9,702,853	-
Marketable securities held in Trust Account	-	125,032,679
Total Assets	$10,310,121	$125,443,944

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$4 97,270	$8 4,058
Income taxes payable	3 08,665	-
Promissory note - related party	1,000,000	-
Total Current Liabilities	1,805,935	84,058
Deferred underwriting fee	4,375,175	4,375,175
Public Warrants derivative liability	348,764	3,000,745
Private Placement Warrants deriviative liability	237,156	2,046,099
Total Liabilities	$6 ,767,030	$9 ,506,077

Class A common stock subject to possible redemption, 962,093 shares at redemption value at December 31, 2022 and 12,500,500 shares at December 31, 2021	$9 ,702,853	$1 25,032,679

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized: 3,125,125 shares issued and outstanding at December 31, 2022 and 2021	313	313
Additional paid-in capital	-	-
Accumulated deficit	(6,160,075)	(9,095,125)
Total Stockholders’ Deficit	$(6,159,762)	$(9,094,812)
Total Liabilities and Stockholders’ Deficit	$1 0,310,121	$125,443,944

The accompanying notes are an integral part of these financial statements.

EVO ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating costs	$(625,953)	$(20,565)
Professional service fees	(1,304,061)	(676,707)
Decrease in the fair value of derivative warrant liabilities	4,460,924	9,578,671
Income from operations	$2,530,910	$8,529,633

Other Income (Loss)
Offering costs associated with Public Warrants	$-	$(601,984)
Gain, net on marketable securities held in Trust Account	1,749,551	27,679
Total Other Income (Loss)	$1,749,551	$(574,305)

Income before income tax expense	$4,280,461	$7,955,328
Income tax expense	308,665	-
Net Income	$3,971,796	$7,955,328

Basic and diluted weighted average shares outstanding - Class A common stock	12,468,888	11,062,086

Basic and diluted net income per share of common stock - Class A common stock	$0.25	$0.56

Basic and diluted weighted average shares outstanding - Class B common stock	3,125,125	3,125,125

Basic and diluted net income per share of common stock - Class B common stock	$0.25	$0.56

The accompanying notes are an integral part of these financial statements.

EVO ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2020 THROUGH DECEMBER 31, 2022

	Common Stock						Total
	Class A		Class B			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	APIC	Deficit	Deficit
Balance as of December 31, 2020	-	$-	$3,125,125	$313	$24,687	$(21,211)	$3,789
Sale of 12,500,500 Class A common shares	12,500,500	1,250	-	-	-		1,250
Class A common shares subject to possible redemption	(12,500,500)	(1,250)					(1,250)
10-S99	-	-	-	-	(24,687)	(17,029,242)	(17,053,929)
Net Income	-	-	-	-	-	7,955,328	7,955,328
Balance as of December 31, 2021	-	$-	$3,125,125	$313	$-	$(9,095,125)	$(9,094,812)
Subsequent remeasurement under ASC 480- 10-S99	-	-	-	-	-	(1,036,746)	(1,036,746)
Net Income	-	-	-	-	-	3,971,796	3,971,796
Balance as of December 31, 2022	-	$-	$3,125,125	$313	$-	$(6,160,075)	$(6,159,762)

The accompanying notes are an integral part of these financial statements.

EVO ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net Income	$3,971,796	$7,955,328
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,460,924)	(9,578,671)
Accretion of discount, net on marketable securities	(1,749,551)	(27,679)
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	422,262	73,797
Income taxes payable	308,665	-
Cash used in operating activities	$(1,507,752)	$(1,577,225)

Cash Flows from Investing Activities
Acquisition of marketable securities	$-	$(125,005,000)
Proceeds from sale of marketable securities	126,782,230	-
Cash provided by (used in) investing activities	$126,782,230	$(125,005,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Units	$-	$125,005,000
Proceeds from sale of Private Placement Warrants	-	4,250,100
Proceeds from primisorry note - related party	1,000,000	200,000
Repayment of promissory note - related party	-	(300,000)
Payment of offering costs	-	(2,230,560)
Payment for redemptions of Class A Common Stock	(116,366,572)	-
Cash provided by (used in) financing activities	$(115,366,572)	$126,924,540

Change in Cash	$9,907,906	$342,315
Cash - Beginning of period	402,215	59,900
Cash - End of period	$10,310,121	$402,215
Cash	$607,268	$402,215
Cash in Trust Account	$9,702,853	$-

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$4,375,175	$4,375,175

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period November 20, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 12,500,500 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over- allotment option in the amount of 1,630,500 Units, at $10.00 per Unit, generating gross proceeds of $125,005,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $125,005,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that the interest earned on the Trust Account can be released to the Company to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) within 24 months of the Initial Public Offering to continue operations. In December 2022, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation to authorize the Company’s board of directors to approve up to six successive extension periods of one month each, through August 8, 2023. In February 2023, the Company’s board approved an initial extension until March 8, 2023 and further extensions of up to five additional successive one-month periods, unless the board shall otherwise determine. At the date hereof, the current extension period will terminate on April 8, 2023. If a Business Combination is not consummated by August 8, 2023 (or earlier if our board determines not to extend the monthly periods), then the Company will be obligated to liquidate and distribute all amounts in the Trust Account. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by April 8, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Although the Company’s amended and restated certificate of incorporation had provided that it was required to consummate a Business Combination on or prior to February 8, 2023 (24 months after the closing of the Initial Public Offering), in December 2022, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation to authorize the Company’s board of directors to approve up to six successive extension periods of one month each, through August 8, 2023. In February 2023, the Company’s board approved an initial extension until March 8, 2023 and further extensions of up to five additional successive one-month periods, unless the board shall otherwise determine (the “Combination Window”). At the date hereof, the current extension period will terminate on April 8, 2023. If a Business Combination is not consummated by August 8, 2023 (or earlier if our board determines not to extend the monthly periods), then the Company will be obligated to liquidate and distribute all amounts in the Trust Account. Ongoing operations of the Company for the extension period will be financed by the Working Capital Loans as described in Note 5 as necessary. If the Company is unable to complete a Business Combination within the Combination Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

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

On October 18, 2022, the Company entered into a Business Combination Agreement (the “20Cube Business Combination Agreement”) with 20Cube Logistics Solutions Pte., a Singapore private company limited by shares (“Pubco”), Hollis Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub”), 20Cube Logistics Pte. Ltd., a Singapore private company limited by shares (“20Cube”), and certain holders of 20Cube’s outstanding shares (the “Signing Sellers”).

Pursuant to the 20Cube Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the 20Cube Business Combination Agreement (the “Closing”), (a) the merger of Merger Sub with and into the Company (the “Merger”) will be effectuated, as a result of which, (i) the Company will become a wholly-owned subsidiary of Pubco, (ii) each previously issued and outstanding security of the Company immediately prior to the effective time of the Merger will no longer be outstanding and will be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security to be issued by Pubco, and (b) Pubco will (i) acquire the issued and outstanding ordinary shares of 20Cube from the Signing Sellers and each additional holder of 20Cube shares that becomes a party to the 20Cube Business Combination Agreement (together with the Signing Sellers, the “Sellers”) in exchange for ordinary shares of Pubco (the “Pubco Ordinary Shares”), (ii) all outstanding in-the-money vested options exercisable for 20Cube ordinary shares will be cancelled and extinguished and automatically converted into the right to receive Pubco Ordinary Shares at the exchange ratio applicable to subsection (b)(i) of this paragraph less the exercise price for such option, and (iii) all outstanding unvested options exercisable for ordinary shares in 20Cube will be assumed by Pubco (the “Assumed Options”) and replaced with options exercisable for Pubco Ordinary Shares, all upon the terms and subject to the conditions set forth in the 20Cube Business Combination Agreement and in accordance with the provisions of applicable law (together with the Merger and the other transactions contemplated by the 20Cube Business Combination Agreement, the “20Cube Business Combination”). Upon the 20Cube Business Combination, Pubco will change its form from a private company limited by shares to a company limited by shares.

The security holders of 20Cube will collectively be entitled to receive an aggregate number of Pubco Ordinary Shares and Assumed Options with an aggregate value equal to Two Hundred Sixty Million U.S. Dollars ($260,000,000) (the “Exchange Consideration”), payable to each Seller in a number of Pubco Ordinary Shares equal to (a) (i) the sum of (x) the Exchange Consideration plus (y) the aggregate amount of the exercise prices for all ordinary shares of 20Cube under in-the-money vested and unvested 20Cube options (assuming no cashless exercise), divided by (ii) the total number of issued and outstanding ordinary shares of 20Cube (treating all outstanding In-the-Money 20Cube Options as fully vested and exercised (assuming no cashless exercise)), divided by (b) the price at which each share of Company common stock (or after the Merger, each Pubco Ordinary Share) is redeemed or converted pursuant to the redemption of their shares in accordance with the provisions of the Company’s organizational documents (the “Redemption”).

Certain of the Signing Sellers have entered into a Lock-Up Agreement with Pubco and the Company (the “Lock-Up Agreement”) with regard to the Pubco ordinary shares to be issued by Pubco to such Signing Sellers under the 20Cube Business Combination Agreement. In the Lock-Up Agreement, each Signing Seller has agreed, subject to certain exceptions noted below, that it will not, during the period commencing from the Closing and ending on the one year anniversary of the Closing (or if earlier, (i) the date after the Closing on which the last sale price of the Pubco ordinary shares on the principal securities exchange or securities market on which such security is then traded equals or exceeds $12.00 per share (as equitably adjusted) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (ii) the date on which Pubco or its stockholders consummate a third-party tender offer, stock, sale, liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in holders of at least a majority of Pubco ordinary shares having the right to exchange their equity holdings in Pubco for cash, securities or other property) (the “Lock-Up Period”): (i) lend, offer, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any such securities of Pubco, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any such securities of Pubco, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), subject to certain permitted transfers during the Lock-Up Period.

Up to 200,000, 100,000 and 600,000 of the Pubco ordinary shares to be held by Mahesh Niruttan, Anand Seetharaman and Zephyr Peacock India Fund III (“ZP”), respectively, will be exempted from the restrictions of the Lock-Up Agreement for satisfying tax obligations with respect to receipt of Pubco ordinary shares in connection with the Closing. Additionally, each of ZP, Zephyr Peacock India Fund Limited and Credence Capital Fund II (Cayman) Limited shall be released from the restrictions of the Lock-Up Agreement with respect to (i) 50% of the Pubco ordinary shares each will receive on the Closing (which number includes the shares exempted for satisfying tax obligations, as described in the foregoing sentence) on the three month anniversary of the Closing, and (ii) 100% of the Pubco ordinary shares each will receive on the Closing on the six month anniversary of the Closing, provided that any sale of such shares following such release shall be made at a minimum price as set forth in the Lock-Up Agreement.

The 20Cube Business Combination Agreement provides that each of the Signing Sellers and the sponsor (the “Holders”), the Company, and Pubco will enter into an amended and restated registration rights agreement, to be effective as of the Closing pursuant to which, among other things, Pubco will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the Holders have been granted customary demand and piggyback registration rights.

On October 18, 2022, the Company and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent of the Company’s public warrants, entered into Amendment No. 1 to the Warrant Agreement, dated as of February 8, 2021, by and between the Company and Continental, pursuant to which the provision allowing the Company, in its sole discretion, to elect to extend the exercise period of the Company’s outstanding warrants beyond the fifth anniversary of the closing date of the Business Combination was deleted. The provision was deleted pursuant to Singapore law provisions limiting the duration of warrant exercise periods. Following the 20Cube Business Combination, the outstanding warrants issued by the Company will be assumed by Pubco.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 or 2021. The Company may maintain cash balances in various accounts, including the Trust Account, in excess of federally insured limits.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in marketable U.S. government securities. These assets were classified as trading securities carried at fair value with unrealized gains/losses included in net income. No marketable securities were held as of December 31, 2022.

Deferred Offering Costs and Formation Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $377,545 were charged to shareholders’ equity upon the completion of the Initial Public Offering on February 11, 2021. As of December 31, 2022 and 2021, there were no deferred offering costs recorded in the accompanying balance sheet other than the deferred underwriter’s fees, described below. Costs related to the formation of the Company have been expenses as incurred.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset was fully offset by a valuation allowance.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of December 31, 2022, the Company’s tax expenses are federal taxes.

Net Income Per Share of Common Stock

Net Income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding with income allocated pro-rata between the classes. The calculation of diluted income per share of common stock excludes the effect of the warrants issued in connection with the shares of Class A common stock since the warrant shares’ current market value is below exercise price and would be antidilutive. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per share of common stock is the same as basic income per share of common stock.

For the Year Ended December 31, 2022	Class A	Class B
Allocation of net income including common stock subject to possible redemption	$3,175,827	$795,969
Weighted Average Common Stock shares outstanding	12,468,888	3,125,125
Basic and Diluted net income per share	$0.25	$0.25

For the Year Ended December 31, 2021	Class A	Class B
Allocation of net income including common stock subject to possible redemption	$6,202,947	$1,752,381
Weighted Average Common Stock shares outstanding	11,062,086	3,125,125
Basic and Diluted net income per share	$0.56	$0.56

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

Any compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2022, the Company determined that a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Risks, Uncertainties and Concentrations

On December 31, 2022, one shareholder held more than 50% of the outstanding Class A shares.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the public warrants at issuance resulted in a liability of $10,375,415. As of December 31, 2022 and 2021, the fair value has decreased to $348,764 and $3,000,745, respectively. Each change in fair value of $2,651,981 for the year ended December 31, 2022 and $7,374,670 for the year ended December 31, 2021 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

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

As of December 31, 2022 and 2021, the shares of Class A Common Stock reflected on the balance sheet are reconciled in the following:

Gross proceeds from public issuance	$125,005,000
Less:
Proceeds allocated to public warrants	(10,375,415)
Class A common stock shares issuance costs	(6,650,835)
Plus:
Accretion of carrying value to redemption value	17,053,929
Contingently redeemable Class A Common Stock as of December 31, 2021	$125,032,679
Less:
Class A common stock shares redemption	(116,366,572)
Plus:
Accretion of carrying value to redemption value	1,036,746
Contingently redeemable Class A Common Stock as of December 31, 2022	$9,702,853

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

The Private Placement Warrants are accounted for as derivative liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the Private Placement Warrants at issuance resulted in a liability of $7,830,832. As of December 31, 2022 and 2021, the fair value has decreased to $237,156 and $2,046,099, respectively. Each change in fair value of Private Placement Warrants of $1,808,943 for the year ended December 31, 2022 and $5,784,733 for the year ended December 31, 2021 is included in the decrease in the fair value of derivative warrant liabilities on the Statement of Operations.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,125,125 shares (as adjusted from 2,875,000 shares as a result of a stock dividend occurring in February 2021) of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 407,625 shares (as adjusted from 375,000 shares due to a stock dividend occurring in February 2021) that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over- allotment was not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.00 per warrant. The Warrants would be identical to the Private Placement Warrants. On April 6, 2022, the Sponsor agreed to loan the Company an aggregate of $1,500,000 to cover expenses pursuant to a promissory note (the “Note”). The Note does not bear interest and is payable upon the completion of an Initial Business Combination. As of December 31, 2022, there was $1,000,000 outstanding on this Note.

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

Deferred Underwriter’s Fees Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $4,375,175 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Because management believes it is probable that this fee will be paid, a liability has been recorded on the balance sheet in the amount of $4,375,175 as of December 31, 2022 and 2021.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 962,093 shares and 12,500,500 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,125,125 shares and 3,125,125 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity- linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENT

The Company considers the public warrant share price and the Black Scholes Option pricing model to value the Public Warrants and Private Placement Warrants. The warrants are valued at each reporting date, with changes in fair value recognized in the statement of operations. The key assumptions in the option pricing model utilized are assumptions related to expected volatility, expected term, risk-free interest rate and dividend yield. The expected volatility was derived from observable implied volatility on comparable ‘blank-check’ companies warrants and the implied volatility of certain stock indexes. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be the contractual five-year term or representative holding period. The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

The key unobservable inputs into the valuation for the Private Placement Warrants were as follows as of December 31, 2022 and 2021:

As of December 31, 2022	Method/Inputs Comparable security public pricing	N/A

December 31, 2021	Black Scholes Option pricing model:

	Implied Volatility	10.2%
	Risk-free interest rate	1.26%
	Warrant exercise price	$11.50
	Expected term Years	5.0
	Dividend Yield	0.0%

The Public Warrants are classified as Level 1 at December 31, 2022 and 2021, and the public warrant share price as of December 31, 2022 and 2021 was $0.0558 and $0.4801, respectively. The Private Placement Warrants are classified as Level 3 at December 31, 2022 and 2021.

The following table presents the changes in the fair value of level 3 financial instruments:

Private Placement Warrants
As of December 31, 2021	$2,046,099
Change in fair value	(1,808,943)
Fair value at December 31, 2022	$237,156

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2022	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants	$348,764	$348,764	$-	$-
Private Placement Warrants	237,156	-	-	237,156
	$585,920	$348,764	$-	$237,156

December 31, 2021	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$125,032,679	$125,032,679	$-	$-
	$125,032,679	$125,032,679	$-	$-
Liabilities:
Public Warrants	$3,000,745	$3,000,745	$-	$-
Private Placement Warrants	2,046,099	-	-	2,046,099
	$5,046,844	$3,000,745	$-	$2,046,099

NOTE 9: INCOME TAXES

Income tax for the year ended December 31, 2022 from continuing operations was comprised of the following:

Federal
Current	$308,665
Deferred	-
$308,665

There was no federal income tax or benefit recognized for the year ended December 31, 2021, and no state income tax or benefit recognized for the years ended December 31, 2022 and 2021

Deferred tax assets and liabilities are comprised of the following as of December 31, 2021:

Deferred Tax Assets
Net Operating Loss Carry over	$40,642
Deferred Tax Liabilities	-
Net Deferred Tax Assets before Valuation Allowance	$40,642
Less: Valuation Allowance	(40,642)
Net Deferred Tax Assets	$-

A valuation allowance was established in prior periods for tax basis net operating losses as it had was not deemed more likely than not that the carryovers would be utilized. The valuation allowance was reversed during the year ended December 31, 2022 and there was no deferred tax asset or liability as of December 31, 2022

The reconciliation of the statutory federal income tax rate of 21% to the Company’s effective tax rate is as follows for the years ended December 31, 2022 and 2021

	2022	2021
Federal Income Tax Expense at Statutory Rate	21.0%	21.0%
Non-Taxable Income	(21.9)%	(25.3)%
Non-Deductible Operating Costs and Fees	9.5%	1.8%
Non-Deductible Offering and Organization Costs	0.0%	2.5%
State Franchise Taxes Paid	(0.5)%	(0.5)%
Change in Valuation Allowance	(0.9)%	(0.5)%
Effective Income Tax Rate	7.2%	0.0%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed herein.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 8, 2021 by and among the Company, B. Riley Securities, Inc., and SMBC Nikko Securities Inc. the several underwriters. (3)
2.1	Business Combination Agreement dated October 18, 2022 by and among the Company, 20Cube Logistics Solutions Pte. Ltd., Hollis Merger Sub, Inc., 20Cube Logistics Pte. Ltd. and certain holders of outstanding shares of 20Cube Logistics Pte. Ltd. (5)
3.1	Certificate of Incorporation. (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (3)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (6)
4.1	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Amendment No. 1 to Warrant Agreement (5)
4.3	Description of Registered Securities (4)
10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Amendment to Investment Management Trust Agreement. (6)
10.4	Registration Rights Agreement, dated February 8, 2021, by and among the Company and certain security holders. (3)
10.5	Administrative Support Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (3)
10.6	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement. (2)
10.8	Form of Lockup Agreement. (5)
10.9	Form of Registration Rights Agreement. (5)
10.10	Promissory Note dated April 6, 2022, issued to Evo Sponsor LLC. (7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-252248), filed with the SEC on January 20, 2021.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-252248), filed with the SEC on February 2, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2021.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2022.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023	Evo Acquisition Corp.

	By:	/s/ Richard Chisholm
	Name:	Richard Chisholm
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Chisholm	Chief Executive Officer	March 29, 2023
Richard Chisholm	(Principal Executive Officer)

/s/ Adrian Brindle	Chief Financial Officer and Director	March 29, 2023
Adrian Brindle	(Principal Financial Officer)

/s/ Michael Lerch	Chairman	March 29, 2023
Michael Lerch

/s/ Kazuko Miyashita	Director	March 29, 2023
Kazuko Miyashita

/s/ Malcolm F. MacLean IV	Director	March 29, 2023
Malcolm F. MacLean IV

/s/ Robert J. Valentine	Director	March 29, 2023
Robert J. Valentine

/s/ Shigeo Kashiwagi	Director	March 29, 2023
Shigeo Kashiwagi

/s/ Takahiro Fushimi	Director	March 29, 2023
Takahiro Fushimi